Form 10-Q
period 1996-03-31
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1996-05-14
CIK 875272

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                             Exchange Act of 1934
                    -------------------------------------


For the Quarter Ended
    March 31, 1996                 Commission File Number  0-21260
- --------------------               -------------------------------


              DATRONIC EQUIPMENT INCOME FUND XX, L.P.
        -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)


      Delaware                                 36-3763539
- ---------------------                   --------------------------
   State or other                      IRS Employer Identification
   jurisdiction of                     Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312       Schaumburg, Illinois 60173
- ---------------------------------       --------------------------
Address of principal                       City, State, Zip Code
executive offices

Registrant's telephone number:             (847) 240-6200
                                        --------------------------




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes  x   No
                                        --        --
                              (2)  Yes  x   No
                                        --        --

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    ---------------------------------------
                              FORM 10-Q
                              ---------
                     FOR THE QUARTER ENDED MARCH 31, 1996
                     ------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.
- --------

  Index to Financial Statements

    Balance Sheets

      March 31, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995


    Notes to Financial Statements

Item 2.
- -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                             PART II - OTHER INFORMATION

Items 1-6.
- ----------

                                       DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                       ---------------------------------------
                                                         BALANCE SHEETS
                                                         --------------
                                                  March 31, 1996 - Unaudited
                                                  --------------------------
                                          Liquidating          Continuing
                                            Limited              Limited
                                           Partners             Partners             Total
                                           ----------          ------------          -----
ASSETS
- ------
Cash and cash equivalents                  $126,685            $1,427,020            $1,553,705
Installment contract receivable,
  net                                        62,378               860,378               922,756
Net investment in direct
  financing leases                           83,285             4,298,881             4,382,166
Diverted and Other Assets, net               15,325               211,382               226,707
Organization costs, net of
  accumulated amortization                   14,878               205,218               220,096
Acquisition costs, net of
  accumulated amortization                   14,945               206,136               221,081
                                           --------            ----------           -----------
                                           $317,496            $7,209,015           $ 7,526,511
                                           ========            ==========           ===========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses                         $    830            $   48,591           $    49,421
Lessee rental deposits                        5,699                81,102                86,801
Due to Management Company                        24                 6,359                 6,383
                                           --------            ----------           -----------
Total liabilities                             6,553               136,052               142,605

Total Partners' equity                      310,943             7,072,963             7,383,906
                                           --------            ----------           -----------
                                           $317,496            $7,209,015           $ 7,526,511
                                           ========            ==========           ===========

                    See accompanying notes to financial statements.

                                         DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                         ---------------------------------------
                                                         BALANCE SHEETS
                                                         --------------
                                                        December 31, 1995
                                                  ---------------------------
                                     Liquidating          Continuing
                                        Limited             Limited
                                       Partners             Partners              Total
                                      ----------           ----------            --------
ASSETS
- ------
Cash and cash equivalents             $253,297             $2,470,149            $2,723,446
Installment contract receivable         70,792                976,434             1,047,226
Net investment in direct
  financing leases                     122,399              4,547,783             4,670,182
Diverted and Other Assets, net          15,325                211,382               226,707
Organization costs, net of
  accumulated amortization              18,066                249,193               267,259
Acquisition costs, net of
  accumulated amortization              18,148                250,308               268,456
                                      --------             ----------            ----------
                                      $498,027             $8,705,249            $9,203,276
                                      ========             ==========            ==========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses                    $ 2,975             $   75,779            $   78,754
Lessee rental deposits                  5,675                 80,762                86,437
Due to Management Company                   8                 25,908                25,916
                                     --------             ----------            ----------
Total liabilities                       8,658                182,449               191,107

Total Partners' equity                489,369              8,522,800             9,012,169
                                     --------             ----------            ----------
                                     $498,027             $8,705,249            $9,203,276
                                     ========             ==========            ==========

                     See accompanying notes to financial statements.

                                       DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                       ---------------------------------------
                                          STATEMENTS OF REVENUE AND EXPENSES
                                          ----------------------------------
                                       For the three months ended March 31, 1996
                                       -----------------------------------------
                                                      (Unaudited)

                                      Liquidating            Continuing
                                        Limited               Limited
                                        Partners              Partners               Total
                                      -----------           ----------            ---------
Revenue:
  Lease income                        $  5,610               $179,301             $ 184,911
  Interest income                        5,237                 76,214                81,451
                                      --------              ---------             ---------
                                        10,847                255,515               266,362
                                      ========              =========             =========
Expenses:
  Amortization of organization
    and equipment acquisition costs      6,391                 88,147                94,538
  Management fees-New Era               13,342                370,198               383,540
  General Partner's
    expense reimbursement                7,683                105,970               113,653
  Professional fees                      4,742                 66,500                71,242
  Other operating expenses                 698                 16,992                17,690
                                       -------              ---------             ---------
                                        32,856                647,807               680,663
                                      --------              ---------             ---------
Net loss                              $(22,009)             $(392,292)            $(414,301)
                                      ========              =========             =========

Net loss - General Partner            $   (220)             $  (3,923)            $  (4,143)
                                      ========              =========             =========

Net loss - Limited Partners           $(21,789)             $(388,369)            $(410,158)
                                      ========              =========             =========

Net loss per Limited Partnership
  Unit                                  $(4.27)                $(5.52)
                                        ======                 ======
Weighted average number
  of Limited Partnership Units
  outstanding                           5,100                  70,396
                                        =====                  ======

                                         See accompanying notes to financial statements.

                                             DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                             ---------------------------------------
                                               STATEMENTS OF REVENUE AND EXPENSES
                                               ----------------------------------
                                            For the three months ended March 31, 1995
                                            -----------------------------------------

                                                            (Unaudited)
                                               Liquidating           Continuing
                                               Limited               Limited
                                               Partners              Partners               Total
                                               ------------         ------------          ----------
Revenue:
  Lease income                                 $ 16,472             $  347,506            $  363,978
  Interest income                                 4,682                 64,549                69,231
                                               --------             ----------            ----------
                                                 21,154                412,055               433,209
                                               ========             ==========            ==========

Expenses:
  Amortization of organization
    and equipment acquisition costs              6,391                 88,147                94,538
  Management fees-New Era                       16,647                365,327               381,974
  General Partner's
    expense reimbursement                        7,088                 97,764               104,852
  Professional fees                              5,228                 72,116                77,344
  Other operating expenses                         332                  6,111                 6,443
  Credit for losses on
    installment contract receivable             (6,084)               (83,916)              (90,000)
                                               --------             ---------             ---------
                                                29,602                545,549               575,151
                                               --------             ---------             ---------
Net loss                                       $(8,448)             $(133,494)            $(141,942)
                                               ========             =========             =========

Net loss - General Partner                     $   (84)             $  (1,335)            $  (1,419)
                                               ========             ==========            =========

Net loss - Limited Partners                    $(8,364)             $(132,159)            $(140,523)
                                               ========             ==========            =========

Net loss per Limited Partnership Unit           $(1.64)                $(1.88)
                                                ======                 ======

Weighted average number
  of Limited Partnership Units
  outstanding                                    5,100                 70,396
                                                ======                 ======

                                         See accompanying notes to financial statements.

                                                  DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                                  --------------------------------------
                                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                                 ----------------------------------------
                                                              (Unaudited)
                                                            Liquidating        Continuing
                                          General             Limited           Limited             Total
                                         Partner's          Partners'          Partners'           Partners'
                                          Equity             Equity             Equity              Equity
                                        -----------        -------------      -----------        ------------
Balance, December 31, 1995              $(278,256)*        $504,666           $ 8,785,759        $ 9,012,169

  Distributions to partners               (17,372)         (156,009)           (1,040,581)        (1,213,962)
  Net loss                                 (4,143)          (21,789)             (388,369)          (414,301)
  Allocation of General
    Partner's Equity                      299,771           (15,925)             (283,846)              -
                                        ---------          --------           -----------        -----------

Balance, March 31, 1996                 $   -              $310,943           $ 7,072,963        $ 7,383,906
                                        =========          ========           ===========        ===========

* Balance as previously reported was $0 due to allocation of $15,297 and $262,959 to Liquidating and Continuing Limited
     Partners' Equity, respectively.

                                              See accompanying notes to financial statements.

                                              DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                              ----------------------------------------
                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------
                                             For the three months ended March 31, 1996
                                             -----------------------------------------
                                                          (Unaudited)
                                               Liquidating         Continuing
                                                 Limited             Limited
                                                 Partners            Partners                 Total
                                              ------------        -------------         -------------

Cash flows from operating activities:
  Net loss                                    $ (22,009)          $   (392,292)          $  (414,301)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Amortization expense                        6,391                 88,147                94,538
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                               (2,145)               (27,188)              (29,333)
        Lessee rental deposits                       24                    340                   364
        Due to Management Company                    16                (19,549)              (19,533)
                                              ---------            ------------          -----------
                                                (17,723)              (350,542)             (368,265)
                                              ---------             ------------         -----------
Cash flows from investing activities:
  Purchases of lease receivables                   -                (1,093,987)           (1,093,987)
  Principal collections on leases                36,709                762,639               799,348
  Sale of leases (Note 4)                         2,405                580,250               582,655
  Principal collections on
    installment contract receivable               8,414                116,056               124,470
                                              ---------             ------------         -----------
                                                 47,528                364,958               412,486
                                              ---------             ------------         -----------

Cash flows from financing activities:

  Distributions to limited partners (a)        (156,009)            (1,040,581)           (1,196,590)
  Distributions to General Partner                 (408)               (16,964)              (17,372)
                                              ---------             ------------         -----------
                                               (156,417)            (1,057,545)           (1,213,962)
                                              ---------             ------------         -----------
Net decrease in cash and
  cash equivalents                             (126,612)            (1,043,129)           (1,169,741)
                                              ---------             ------------         -----------
Cash and cash equivalents:
  Beginning of year                             253,297              2,470,149             2,723,446
                                              ---------             ------------         -----------

  End of first quarter                        $ 126,685             $1,427,020           $ 1,553,705
                                              =========             ============         ===========

(a) Distributions during the period were $30.59 per unit for Liquidating Limited Partners and $14.78 per unit for Continuing
Limited Partners.

                                          See accompanying notes to financial statements.

                                              DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                              ---------------------------------------
                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------
                                             For the three months ended March 31, 1995
                                             -----------------------------------------
                                                           (Unaudited)
                                                 Liquidating              Continuing
                                                   Limited                 Limited
                                                   Partners                Partners               Total
                                                 -----------           --------------        -------------
Cash flows from operating activities:
  Net loss                                       $ (8,448)             $   (133,494)         $   (141,942)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Amortization expense                          6,391                    88,147                94,538
      Credit for losses on
        installment contracts receivable           (6,084)                  (83,916)              (90,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                 (1,736)                  (19,339)              (21,075)
        Lessee rental deposits                         90                     3,629                 3,719
        Due to Management Company                       6                    34,614                34,620
                                                 ------------          ------------           -----------
                                                   (9,781)                 (110,359)             (120,140)
                                                 ------------          ------------           -----------

Cash flows from investing activities:
  Purchases of lease receivables                     -                   (1,678,783)           (1,678,783)
  Principal collections on leases                  73,973                 1,261,539             1,335,512
  Sales of leases (Note 4)                         26,580                   596,087               622,667
  Diverted and Other Assets, net                    5,622                    77,541                83,163
  Datronic Assets                                   2,710                    37,377                40,087
  Principal collections on
    installment contracts receivable               15,362                   211,890               227,252
  Repayments of commercial lease paper              2,730                    37,653                40,383
                                                 ------------          ------------           -----------
                                                  126,977                   543,304               670,281
                                                 ------------          ------------           -----------

Cash flows from financing activities:
  Distributions to limited partners (a)           (62,025)               (1,041,828)           (1,103,853)
  Distributions to General Partner                 (1,488)                  (30,346)              (31,834)
                                                 ------------          ------------           -----------
                                                  (63,513)               (1,072,174)           (1,135,687)
                                                 ------------          ------------           -----------

Net increase (decrease) in cash
  and cash equivalents                             53,683                  (639,229)             (585,546)
                                                 ------------          ------------           -----------

Cash and cash equivalents:
  Beginning of year                               222,562                 2,063,899             2,286,461
                                                 ------------          ------------           -----------

  End of first quarter                           $276,245               $ 1,424,670            $1,700,915
                                                 ============          ============           ===========

(a) Distributions during the period were $12.16 per unit for Liquidating Limited Partners and $14.80 per unit for Continuing
Limited Partners.

                                          See accompanying notes to financial statements.


           DATRONIC EQUIPMENT INCOME FUND XX, L.P.
           ---------------------------------------
                 NOTES TO FINANCIAL STATEMENTS
                 ----------------------------
                        March 31, 1996
                        --------------
                          (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Equipment Income Fund XX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 30, 1991 for the purpose of acquiring and leasing both high- and low-technology equipment. The offering of limited partnership units terminated on May 1, 1992. Reference is made to Notes 4, 5, 6 and 7 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
- ---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1995 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See
Note 3 to the Partnership's financial statements included in the 1995 Form 10-K.

Effective January 1, 1996 the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 had no effect on the Partnership's financial position or net loss.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners will be suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners will be reduced from 12% annually to an annual rate of 6% effective after the July 1, 1996 distribution.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the three months ended March 31, 1996, the Partnership and Datronic Equipment Income Fund XIX, L.P. each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were approximately $583,000. Of this amount, approximately $580,000 was allocable to Continuing Limited Partners of which, approximately $410,000 has been invested in new leases.

During the three months ended March 31, 1995, the Partnership, Datronic Equipment Income Fund XVIII, L.P., Datronic Equipment Income Fund XIX, L.P., and Datronic Finance Income Fund I, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association ("Southern") to sell equipment leases at discount rates ranging from 10.75% to 11% which resulted in aggregate net proceeds of approximately $2.6 million. The Partnership's proceeds were approximately $623,000. Of this amount, approximately $596,000 was allocable to Continuing Limited Partners and has been invested in new leases.

NOTE 5 - SUBSEQUENT EVENT:
- --------------------------

On April 29, 1996, the United States District Court for the Northern District of Illinois entered an order removing any claim that one of the defendants in the class action litigation might have had against the Partnership's Diverted and Other Assets. See Notes 4 and 5 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of this matter. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $20,000 and is included in Diverted and Other Assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. If the assets are ultimately transferred to the defendant, the impact on the Partnership's financial position will not be material.

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through March 31, 1996. The discussion and analysis of results of operations is for the three month period ended March 31, 1996 as compared to the corresponding period in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the three months ended March 31, 1996, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, acquire new leases for the Continuing Limited Partners and make distributions to limited partners and the General Partner.

Net investment in direct financing leases decreased approximately $288,000 during the three months ended March 31, 1996. This decrease is primarily attributable to principal collections of approximately $799,000 and sales of leases of approximately $583,000 (see Note 4 to the financial statements included in Item
1) partially offset by investments in new leases for the Continuing Limited Partners of approximately $1,094,000.

In the aggregate, partners' equity decreased approximately $1.6 million during the three months ended March 31, 1996 due to a net loss of approximately $414,000 and distributions to partners of approximately $1,214,000.

During the three months ended March 31, 1996, the Partnership's operating activities resulted in a use of $368,265 of cash. This was due principally to a net loss of $414,301, a decrease in accounts payable and accrued expenses of $29,333 and a decrease in due to management company of $19,533 partially offset by a non-cash amortization expense of $94,538. During the period, cash flows from investing activities aggregated $412,486 relating primarily to principal collections on leases of $799,348, sales of leases of $582,655, net of purchases of lease receivables for the benefit of the Continuing Limited Partners of $1,093,987. Cash flows used for financing activities of $1,213,962, consisted of distributions to limited partners of $1,196,590 and to the general partner of $17,372.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are cash on hand and receipts from leases and an installment contract receivable. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and Other Assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners will be suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners will be reduced from 12% annually to an annual rate of 6% effective after the July 1, 1996 distribution. Distributions to Liquidating Limited Partners will be suspended and distributions to Continuing Limited Partners will be reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

Management expects sources of future liquidity to include proceeds from the sale or disposition of other Partnership assets. In this regard, the Partnership has Diverted and Other Assets (net) of $226,707 of which, approximately $20,000 may be used to settle the claims of a defendant of the Class Action Complaint (see Note 5 to the financial statements included in item 1).

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 5 and 8 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the March 31, 1996 Balance Sheets (see financial statement included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $179,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The decrease is primarily due to a decline in the lease portfolios compared to the corresponding period in 1995.

For the three months ended March 31, 1995 the credit for losses on installment contract receivable was due to a recovery of an installment contract receivable which had previously been reserved 100%.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 5 for a discussion of legal proceedings involving claims against Diverted and Other Assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.

ITEM 3.
- -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
- --------------------------
Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 1996.





                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    Registrant





            By:     DONALD D. TORISKY
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.




            By:     DOUGLAS E. VAN SCOY
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Equipment Income Fund XX, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------
  27                               Financial Data Schedule, which
                                   is submitted electronically to
                                   the Securities and Exchange
                                   Commission for Information only
                                   and not filed.