Form 10-Q
period 1996-06-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1996-08-12
CIK 875272

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Form 10-Q
                    Quarterly Report Under Section 13
                       or 15 (d) of the Securities
                          Exchange Act of 1934
                    ------------------------------------


For the Quarter Ended
   June 30, 1996                   Commission File Number  0-21260
- ---------------------              -------------------------------



                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                   ---------------------------------------
           (Exact name of Registrant as specified in its charter)


      Delaware                                 36-3763539
- --------------------                 ---------------------------
   State or other                    IRS Employer Identification
   jurisdiction of                   Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312    Schaumburg, Illinois 60173
- ---------------------------------    --------------------------
Address of principal                    City, State, Zip Code
executive offices

Registrant's telephone number:             (847) 240-6200
                                    ----------------------------


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes  x   No
                                      ----     ----

                              (2)  Yes  x   No
                                      ----     ----

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                   ---------------------------------------
                                  FORM 10-Q
                                  ---------
                     FOR THE QUARTER ENDED JUNE 30, 1996
                     -----------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.
- -------
  Index to Financial Statements

    Balance Sheets

      June 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1996

      For the three months ended June 30, 1995

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995


    Notes to Financial Statements

Item 2.
- -------
  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                         PART II - OTHER INFORMATION

Items 1-6.
- ----------

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
                                 BALANCE SHEETS
                                 --------------
                            June 30, 1996 - Unaudited
                            --------------------------


                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
ASSETS
- ------

Cash and cash equivalents     $106,963    $1,320,763    $1,427,726
Installment contract
  receivable, net               53,752       741,396       795,148
Net investment in direct
  financing leases              47,101     3,646,901     3,694,002
Diverted and other assets,
  net                           15,325       211,382       226,707
Organization costs, net of
  accumulated amortization      11,690       161,242       172,932
Acquisition costs, net of
  accumulated amortization      11,743       161,964       173,707
                              --------    ----------    ----------
                              $246,574    $6,243,648    $6,490,222
                              ========    ==========    ==========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses            $    600    $   40,114    $   40,714
Lessee rental deposits           5,158        73,569        78,727
Due to management company           23         1,843         1,866
                              --------    ----------    ----------

Total liabilities                5,781       115,526       121,307
                              --------    ----------    ----------

Total partners' equity         240,793     6,128,122     6,368,915
                              --------    ----------    ----------
                              $246,574    $6,243,648    $6,490,222
                              ========    ==========    ==========



                 See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
                                 BALANCE SHEETS
                                 --------------
                                December 31, 1995
                                -----------------

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
ASSETS
- ------

Cash and cash equivalents     $253,297    $2,470,149    $2,723,446
Installment contract
  receivable, net               70,792       976,434     1,047,226
Net investment in direct
  financing leases             122,399     4,547,783     4,670,182
Diverted and other assets,
  net                           15,325       211,382       226,707
Organization costs, net of
  accumulated amortization      18,066       249,193       267,259
Acquisition costs, net of
  accumulated amortization      18,148       250,308       268,456
                              --------    ----------    ----------
                              $498,027    $8,705,249    $9,203,276
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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
                       STATEMENTS OF REVENUE AND EXPENSES
                       ----------------------------------
                    For the three months ended June 30, 1996
                    ----------------------------------------
                                   (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income (Note 5)       $ 24,188     $ 433,364      $457,552
  Interest income                3,034        47,560        50,594
                              --------     ---------      --------
                                27,222       480,924       508,146
                              --------     ---------      --------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                        6,390        88,148        94,538
  Management fees-New Era       12,332       239,829       252,161
  General Partner's expense
    reimbursement credit
    (Note 5)                      (890)      (12,268)      (13,158)
  Professional fees              3,123        43,457        46,580
  Other operating expenses         169         2,967         3,136
                              --------     ---------      --------
                                21,124       362,133       383,257
                              --------     ---------      --------

Net earnings                  $  6,098     $ 118,791      $124,889
                              ========     =========      ========

Net earnings -
  General Partner             $     61     $   1,189      $  1,250
                              ========     =========      ========

Net earnings -
  Limited Partners            $  6,037     $ 117,602      $123,639
                              ========     =========      ========

Net earnings per Limited
  Partnership Unit            $1.18        $ 1.67
                              =====        ======

Weighted average number
  of Limited Partnership
  Units outstanding           5,100        70,396
                              =====        ======
                 See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  --------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended June 30, 1995
                 ----------------------------------------
                                (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income                $ 12,555     $314,283    $326,838
  Interest income                6,523       90,096      96,619
                              --------     --------    --------
                                19,078      404,379     423,457
                              --------     --------    --------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                        6,390       88,148      94,538
  Management fees-New Era       14,146      254,016     268,162
  General Partner's
    expense reimbursement        3,569       49,233      52,802
  Professional fees              6,471       89,334      95,805
  Other operating expenses         337        8,044       8,381
                              --------     --------    --------
                                30,913      488,775     519,688
                              --------     --------    --------

Net loss                      $(11,835)    $(84,396)   $(96,231)
                              ========     ========    ========

Net loss -
  General Partner             $   (118)    $   (844)   $   (962)
                              ========     ========    ========

Net loss -
  Limited Partners            $(11,717)    $(83,552)   $(95,269)
                              ========     ========    ========

Net loss per Limited
  Partnership Unit              $(2.30)      $(1.19)
                                ======       ======

Weighted average number
  of Limited Partnership
  Units outstanding              5,100       70,396
                                ======       ======

              See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  ---------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                  For the six months ended June 30, 1996
                  --------------------------------------
                                (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------

Revenue:
  Lease income (Note 5)       $ 29,798     $ 612,665    $ 642,463
  Interest income                8,271       123,774      132,045
                              --------     ---------    ---------
                                38,069       736,439      774,508
                              --------     ---------    ---------

Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                       12,781       176,295      189,076
  Management fees-New Era       25,674       610,027      635,701
  General Partner's
    expense reimbursement
    (Note 5)                     6,793        93,702      100,495
  Professional fees              7,865       109,957      117,822
  Other operating expenses         867        19,959       20,826
                              --------     ---------    ---------
                                53,980     1,009,940    1,063,920
                              --------     ---------    ---------

Net loss                      $(15,911)   $ (273,501)   $(289,412)
                              ========    ==========    =========

Net loss - General Partner    $   (159)   $   (2,735)   $  (2,894)
                              ========    ==========    =========

Net loss - Limited Partners   $(15,752)   $ (270,766)   $(286,518)
                              ========    ==========    =========

Net loss per Limited
    Partnership Unit            $(3.09)       $(3.85)
                                ======        ======

Weighted average number
  of Limited Partnership
  Units outstanding              5,100        70,396
                                ======        ======
              See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  ---------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                  For the six months ended June 30, 1995
                  --------------------------------------
                                (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income                 $ 29,027   $  661,789   $ 690,816
  Interest income                11,205      154,645     165,850
                               --------   ----------   ---------
                                 40,232      816,434     856,666
                               --------   ----------   ---------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                        12,781      176,295     189,076
  Management fees-New Era        30,793      619,343     650,136
  General Partner's
    expense reimbursement        10,657      146,997     157,654
  Professional fees              11,699      161,450     173,149
  Other operating expenses          669       14,155      14,824
  Credit for losses on
    installment contracts
    receivable                   (6,084)     (83,916)    (90,000)
                               --------   ----------   ---------
                                 60,515    1,034,324   1,094,839
                               --------   ----------   ---------

Net loss                       $(20,283)  $ (217,890)  $(238,173)
                               ========   ==========   =========
Net loss -
  General Partner              $   (203)  $   (2,179)  $  (2,382)
                               ========   ==========   =========
Net loss -
  Limited Partners             $(20,080)  $ (215,711)  $(235,791)
                               ========   ==========   =========
Net loss per Limited
  Partnership Unit              $(3.94)      $(3.06)
                                ======       ======
Weighted average number
  of Limited Partnership
  Units outstanding             $5,100       70,396
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

                                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                   ---------------------------------------

                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   ----------------------------------------
                                                  (Unaudited)

                                                       Liquidating    Continuing
                                        General        Limited        Limited             Total
                                        Partner's      Partners'      Partners'           Partners'
                                        Equity         Equity         Equity              Equity
                                        ------------   ------------   -----------         -----------
Balance, December 31, 1995              $(278,256)*    $504,666       $ 8,785,759         $9,012,169

  Distributions to partners (Note 3)      (16,750)     (231,999)       (2,105,093)        (2,353,842)
  Net loss                                 (2,894)      (15,752)         (270,766)          (289,412)
  Allocation of General
    Partner's equity                      297,900       (16,122)         (281,778)              -
                                        ---------      --------       -----------         ----------


Balance, June 30, 1996                  $    -         $240,793       $ 6,128,122         $6,368,915
                                        =========      ========       ===========         ==========


*    Balance as previously reported was $0 due to allocation of $15,297 and $262,959 to
     Liquidating and Continuing Limited Partners' Equity, respectively.

See accompanying notes to financial statements.

                                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                   ---------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1996
                                   --------------------------------------
                                  (Unaudited)

                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners            Total
Cash flows from operating activities:
  Net loss                                   $ (15,911)     $   (273,501)       $ (289,412)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                      12,781           176,295           189,076
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                              (2,375)          (35,665)          (38,040)
        Lessee rental deposits                    (517)           (7,193)           (7,710)
        Due to management company                   15           (24,065)          (24,050)
                                             ---------      ------------        ----------
                                                (6,007)         (164,129)         (170,136)
                                             ---------      ------------        ----------

Cash flows from investing activities:
  Purchases of lease receivables                  -           (1,375,398)       (1,375,398)
  Principal collections on lease                72,893         1,696,030         1,768,923
  Sale of leases (Note 4)                        2,405           580,250           582,655
  Principal collections on
    installment contract receivable             17,040           235,038           252,078
                                             ---------      ------------        ----------
                                                92,338         1,135,920         1,228,258
                                             ---------      ------------        ----------

Cash flows from financing activities:

  Distributions to Limited Partners (a)       (231,999)       (2,105,093)       (2,337,092)
  Distributions to General Partner                (666)          (16,084)          (16,750)
                                             ---------      ------------        ----------
                                              (232,665)       (2,121,177)       (2,353,842)
                                             ---------      ------------        ----------

Net decrease in cash and
  cash equivalents                            (146,334)       (1,149,386)       (1,295,720)

Cash and cash equivalents:
  Beginning of year                            253,297         2,470,149         2,723,446
                                             ---------      ------------        ----------


  End of second quarter                      $ 106,963        $1,320,763        $1,427,726
                                             =========      ============        ==========

(a) Distributions during the period were $45.49 per unit for Liquidating Limited Partners and $29.90 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.

                                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                   ---------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1995
                                   --------------------------------------
                                  (Unaudited)

                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners            Total
                                             -----------    -------------       ------------
Cash flows from operating activities:
  Net loss                                   $   (20,283)   $   (217,890)       $  (238,173)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                        12,781         176,295            189,076
      Credit for losses on installment
        contracts receivable                      (6,084)        (83,916)           (90,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                (1,695)        (25,632)           (27,327)
        Lessee rental deposits                       275           6,693              6,968
        Due to management company                     45           7,851              7,896
                                             -----------    ------------        -----------
                                                 (14,961)       (136,599)          (151,560)
                                             -----------    ------------        -----------

Cash flows from investing activities:
  Purchases of lease receivables                    -         (2,339,116)        (2,339,116)
  Principal collections on leases                133,519       2,427,220          2,560,739
  Sale of leases (Note 4)                         48,452         897,772            946,224
  Distribution of diverted and other assets        5,622          77,541             83,163
  Distribution of Datronic assets                  2,710          37,377             40,087
  Principal collections on
    installment contracts receivable              21,545         297,172            318,717
  Repayments of commercial lease paper             2,730          37,653             40,383
                                             -----------    ------------        -----------
                                                 214,578       1,435,619          1,650,197
                                             -----------    ------------        -----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)         (157,006)     (2,105,778)        (2,262,784)
  Distributions to General Partner                (2,421)        (45,028)           (47,449)
                                             -----------    ------------        -----------
                                                (159,427)     (2,150,806)        (2,310,233)
                                             -----------    ------------        -----------

Net increase (decrease) in cash
  and cash equivalents                            40,190        (851,786)          (811,596)

Cash and cash equivalents:
  Beginning of year                              222,562       2,063,899          2,286,461
                                             -----------    ------------        -----------

  End of second quarter                        $ 262,752     $ 1,212,113        $ 1,474,865
                                             ===========     ===========        ===========

(a)Distributions during the period were $30.79 per unit for Liquidating Limited Partners and $29.91 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                   --------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                                June 30, 1996
                                -------------
                                 (Unaudited)

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners were reduced from 12% annually to an annual rate of 6% effective after the July 1, 1996 distribution.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the six months ended June 30, 1996, the Partnership and Datronic Equipment Income Fund XIX, L.P. each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were approximately $583,000. Of this amount, approximately $580,000 was allocable to Continuing Limited Partners of which, approximately $410,000 has been invested in new leases.

During the six months ended June 30, 1995, the Partnership, Datronic Equipment Income Fund XVIII, L.P., Datronic Equipment Income Fund XIX, L.P., and Datronic Finance Income Fund I, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11.75% which resulted in aggregate net proceeds of approximately $4.8 million. The Partnership's proceeds were approximately $946,000. Of this amount, approximately $898,000 was allocable to Continuing Limited Partners and invested in new leases.

NOTE 5 - PCR TRANSACTIONS:
- --------------------------

During the second quarter of 1996 the Partnership received $352,225 of cash in full and complete satisfaction of a certain master sublease agreement with PCR further described in Note 11 to the Partnership's financial statements included in the 1995 Form 10-K. Included in lease income is $288,530 related to the payoff of the PCR sublease comprised of previously unrecognized lease income of $261,137 and the recognition of previously unearned lease income of $27,393.

The Partnership also received during the second quarter of 1996, $83,507 of cash representing the Partnership's share of remittances received by LRC in full and complete satisfaction of certain note obligations issued by PCR in connection with the sale of PCR stock as further described in Note 12 to the Partnership's financial statements included in the 1995 Form 10-K. A gain on the sale of PCR stock of $19,018 has been included in lease income.

Further, during the second quarter of 1996 LRC received $69,492 representing the Partnership's share of cash remittances from PCR in full and complete satisfaction of a management and consulting contract entered into in connection with the sale of PCR stock as further described in Note 12 to the Partnership's financial statements included in the 1995 Form 10-K. The amount has been recorded as a reduction of the General Partner's expense reimbursement and a due from General Partner in the second quarter.

The due from General Partner will be used to offset future expenses which would otherwise be payable by the Partnership.

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through June 30, 1996. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the six months ended June 30, 1996, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, acquire new leases for the Continuing Limited Partners and make distributions to Limited Partners and the General Partner.

Installment contract receivable decreased approximately $252,000 during the six months ended June 30, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $976,000 during the six months ended June 30, 1996. This decrease is primarily attributable to principal collections of approximately $1,769,000 and sales of leases of approximately $583,000 (see Note 4 to the financial statements included in Item 1) partially offset by investments in new leases for the Continuing Limited Partners of approximately $1,375,000.

In the aggregate, partners' equity decreased approximately $2.6 million during the six months ended June 30, 1996 due to a net loss of approximately $289,000 and distributions to partners of approximately $2,354,000.

During the six months ended June 30, 1996, the Partnership's operating activities resulted in an approximate use of $170,000 of cash. This was due principally to a net loss of approximately $289,000, a decrease in accounts payable and accrued expenses of approximately $38,000 and a decrease in due to management company of approximately $24,000 partially offset by a non-cash amortization expense of approximately $189,000. During the period, cash flows from investing activities aggregated approximately $1,228,000 relating primarily to principal collections on leases of approximately $1,769,000 and sales of leases of approximately $583,000, net of purchases of lease receivables for the benefit of the Continuing Limited Partners of approximately $1,375,000. Cash flows used for financing activities of approximately $2,354,000, consisted of distributions to Limited Partners of approximately $2,337,000 and to the General Partner of approximately $17,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are cash on hand and receipts from leases and an installment contract receivable. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners were reduced from 12% annually to an annual rate of 6% effective after the July 1, 1996 distribution. Distributions to Liquidating Limited Partners were suspended and distributions to Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The provisions of the Amended Partnership Agreement require the Partnership to enter its liquidating phase if the full Target Distributions are not met for four consecutive calendar quarters. In addition, lease reinvestment activity is prohibited during the liquidating phase and in any period in which full Target Distributions have not been paid.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 5 and 8 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the June 30, 1996 Balance Sheets (see financial statement included in Item 1).

Results of Operations
- ---------------------

Lease income increased approximately $131,000 and decreased approximately $48,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The increase for the three month period is primarily due to approximately $308,000 of income resulting from transactions with PCR recorded in the second quarter of 1996 (see Note 5 of the financial statements included in Item 1) partially offset by a decline in the lease portfolios. The decrease in the six month period is primarily due to the decline in the lease portfolios partially offset by the $308,000 of income resulting from PCR transactions mentioned above.

Interest income decreased approximately $46,000 and $34,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The decreases are primarily due to the recognition in the second quarter of 1995 of previously deferred income related to an installment contract receivable which had not been deemed collectible as well as an overall decline in the installment contract receivable balance.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $252,000 and $636,000, respectively, for the three and six months ended June 30, 1996 as compared to $268,000 and $650,000 for the same periods in 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts charged by LRC for the three and six months ended June 30, 1996 were approximately $13,000 (credit) and $117,000 ($13,000 (credit) and $100,000, respectively, representing the General Partner's expense reimbursement and zero and $17,000, respectively, representing LRC's 1% of cash flow available for distribution) as compared to approximately $68,000 and $205,000 ($52,000 and $158,000, respectively, representing the General Partner's expense reimbursement and $16,000 and $47,000, respectively, representing LRC's 1% cash flow available for distribution) for the corresponding periods ended June 30, 1995. The decreases are primarily attributable to a credit of $69,000 recorded in the second quarter of 1996 representing the Partnership's share of certain remittances received by LRC from PCR as described in Note 5 to the financial statements in Item 1. See Note 6 to the Partnership's financial statements included in the 1995 Form 10-K.

Professional Fees-decreased approximately $49,000 and $55,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreased consulting fees, legal fees related to collections and Partnership claims against former accountants and others.

The 1995 credit for losses on installment contracts receivable is due to a recovery of an installment contract receivable which had previously been reserved 100%.
PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------


Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceedings in the
Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against diverted and other assets.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.


                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1996.





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


EXHIBIT NO.                      DESCRIPTION

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.