Form 10-Q
period 1996-09-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1996-11-13
CIK 875272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                             Exchange Act of 1934
                       -----------------------------------


For the Quarter Ended
September 30, 1996                        Commission File Number  0-21260
---------------------                     -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                             36-3763539
--------------------                              ---------------------------
   State or other                                 IRS Employer Identification
   jurisdiction of                                Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
---------------------------------                 ---------------------------
Address of principal                              City, State, Zip Code
executive offices

Registrant's telephone number:                          (847) 240-6200
                                                  ---------------------------



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes  x   No
                                       ---     ----
                              (2)  Yes  x   No
                                       ----    ----

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                         PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1996

      For the three months ended September 30, 1995

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Notes to Financial Statements

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations


                          PART II - OTHER INFORMATION

Items 1-6.

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                                 BALANCE SHEETS

                         September 30, 1996 - Unaudited


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners             Total
                                                      --------            --------             -----
ASSETS
------

Cash and cash equivalents                             $105,419          $1,299,910           $1,405,329
Installment contract receivable,
  net                                                   44,908             619,415              664,323
Net investment in direct
  financing leases                                      54,456           3,068,522            3,122,978
Diverted and other assets, net                          15,325             211,382              226,707
Organization costs, net of
  accumulated amortization                               8,502             117,268              125,770
Acquisition costs, net of
  accumulated amortization                               8,540             117,792              126,332
                                                      --------          ----------           ----------

                                                      $237,150          $5,434,289           $5,671,439
                                                      ========          ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                    $    605          $   36,962           $   37,567
Lessee rental deposits                                   3,734              53,932               57,666
Due to management company                                   91               1,259                1,350
                                                      --------          ----------           ----------

Total liabilities                                        4,430              92,153               96,583

Total partners' equity                                 232,720           5,342,136            5,574,856
                                                      --------          ----------           ----------

                                                      $237,150          $5,434,289           $5,671,439
                                                      ========          ==========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                                 BALANCE SHEETS

                               December 31, 1995


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners             Total
                                                      --------            --------             -----
ASSETS
------

Cash and cash equivalents                             $253,297           $2,470,149           $2,723,446
Installment contract receivable,
  net                                                   70,792              976,434            1,047,226
Net investment in direct
  financing leases                                     122,399            4,547,783            4,670,182
Diverted and other assets, net                          15,325              211,382              226,707
Organization costs, net of
  accumulated amortization                              18,066              249,193              267,259
Acquisition costs, net of
  accumulated amortization                              18,148              250,308              268,456
                                                      --------           ----------           ----------

                                                      $498,027           $8,705,249           $9,203,276
                                                      ========           ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
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

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Revenue:
  Lease income                                        $  7,048            $ 185,604            $ 192,652
  Interest income                                        3,240               59,774               63,014
                                                      --------            ---------            ---------

                                                        10,288              245,378              255,666
                                                      --------            ---------            ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                      6,391               88,146               94,537
  Management fees-New Era                               12,323              207,533              219,856
  General Partner's expense
    reimbursement credit (Note 7)                       (5,224)             (72,065)             (77,289)
  Professional fees                                      2,784               39,890               42,674
  Other operating expenses                                 765               10,651               11,416
  Credit for lease losses                              (25,000)              -                   (25,000)
                                                      --------            ---------            ---------

                                                        (7,961)             274,155              266,194
                                                      --------            ---------            ---------

Net earnings (loss)                                   $ 18,249            $ (28,777)           $ (10,528)
                                                      ========            =========            =========


Net earnings (loss) -
  General Partner                                     $    182            $    (287)           $    (105)
                                                      ========            =========            =========


Net earnings (loss) -
  Limited Partners                                    $ 18,067            $ (28,490)           $ (10,423)
                                                      ========            =========            =========


Net earnings (loss) per
  Limited Partnership Unit                               $3.54               $(0.40)
                                                         =====               ======

Weighted average number
  of Limited Partnership Units
  outstanding                                            5,100               70,396
                                                         =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                         $ 22,955           $452,346           $475,301
  Settlement proceeds (Note 5)                           10,870            149,932            160,802
  Interest income                                         4,772             66,213             70,985
                                                       --------           --------           --------

                                                         38,597            668,491            707,088
                                                       --------           --------           --------


Expenses:
  Amortization of organization
    and equipment acquisition costs                       6,392             88,146             94,538
  Management fees-New Era                                14,472            257,801            272,273
  General Partner's
    expense reimbursement                                 3,165             43,647             46,812
  Professional fees (Note 5)                              7,627            105,479            113,106
  Other operating expenses                                  627             10,276             10,903
                                                       --------           --------           --------

                                                         32,283            505,349            537,632
                                                       --------           --------           --------

Net earnings                                           $  6,314           $163,142           $169,456
                                                       ========           ========           ========

Net earnings -
  General Partner                                      $     63           $  1,632           $  1,695
                                                       ========           ========           ========

Net earnings -
  Limited Partners                                     $  6,251           $161,510           $167,761
                                                       ========           ========           ========

Net earnings per Limited
  Partnership Unit                                        $1.23             $ 2.29
                                                          =====             ======

Weighted average number
  of Limited Partnership Units
  outstanding                                             5,100             70,396
                                                          =====             ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Revenue:
  Lease income (Note 6)                               $ 36,846           $  798,269           $  835,115
  Interest income                                       11,511              183,548              195,059
                                                      --------           ----------           ----------

                                                        48,357              981,817            1,030,174
                                                      --------            ---------           ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                     19,172              264,441              283,613
  Management fees-New Era                               37,997              817,560              855,557
  General Partner's
    expense reimbursement
    (Notes 6 and 7)                                      1,569               21,637               23,206
  Professional fees                                     10,649              149,847              160,496
  Other operating expenses                               1,632               30,610               32,242
  Credit for lease losses                              (25,000)              -                   (25,000)
                                                      --------           ----------           ----------

                                                        46,019            1,284,095            1,330,114
                                                      --------           ----------           ----------

Net earnings (loss)                                   $  2,338           $ (302,278)          $ (299,940)
                                                      ========           ==========           ==========


Net earnings (loss) -
  General Partner                                     $     23           $   (3,023)          $   (3,000)
                                                      ========           ==========           ==========


Net earnings (loss) -
  Limited Partners                                    $  2,315           $ (299,255)          $ (296,940)
                                                      ========           ==========           ==========


Net earnings (loss) per
  Limited Partnership Unit                              $  .45               $(4.25)
                                                        ======               ======

Weighted average number
  of Limited Partnership Units
  outstanding                                            5,100               70,396
                                                         =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1995
                                  (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                           $ 51,982         $1,114,135         $1,166,117
  Settlement proceeds (Note 5)                             10,870            149,932            160,802
  Interest income                                          15,977            220,858            236,835
                                                         --------         ----------         ----------

                                                           78,829          1,484,925          1,563,754
                                                         --------         ----------         ----------


Expenses:
  Amortization of organization
    and equipment acquisition costs                        19,173            264,441            283,614
  Management fees-New Era                                  45,265            877,144            922,409
  General Partner's
    expense reimbursement                                  13,822            190,644            204,466
  Professional fees (Note 5)                               19,326            266,929            286,255
  Other operating expenses                                  1,296             24,431             25,727
  Credit for losses on installment
    contract receivable                                    (6,084)           (83,916)           (90,000)
                                                         --------         ----------         ----------

                                                           92,798          1,539,673          1,632,471
                                                         --------         ----------         ----------
Net Loss                                                 $(13,969)        $  (54,748)        $  (68,717)
                                                         ========         ==========         ==========

Net loss -
  General Partner                                        $   (140)        $     (547)        $     (687)
                                                         ========         ==========         ==========

Net loss -
  Limited Partners                                       $(13,829)        $  (54,201)        $  (68,030)
                                                         ========         ==========         ==========

Net loss per Limited
  Partnership Unit                                         $(2.71)            $(0.77)
                                                           ======             ======

Weighted average number
  of Limited Partnership Units
  outstanding                                               5,100             70,396
                                                           ======             ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                              Liquidating       Continuing
                                             General            Limited          Limited            Total
                                            Partner's          Partners'        Partners'         Partners'
                                              Equity            Equity            Equity           Equity
                                              ------            ------            ------           ------
Balance, December 31, 1995                    $(278,256)*       $  504,666       $ 8,785,759      $ 9,012,169

  Distributions to partners (Note 3)            (62,378)          (258,009)       (2,816,986)      (3,137,373)
  Net earnings (loss)                            (3,000)             2,315          (299,255)        (299,940)
  Allocation of General
    Partner's equity                            343,634            (16,252)         (327,382)            -
                                              ---------         ----------       -----------      -----------


Balance, September 30, 1996                   $    -            $ 232,720       $ 5,342,136       $ 5,574,856
                                              =========         =========       ===========       ===========



* Balance as previously reported was $0 due to allocation of $15,297 and $262,959 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Cash flows from operating activities:
  Net earnings (loss)                                 $   2,338          $  (302,278)         $  (299,940)
  Adjustments to reconcile net
    earnings (loss) to net cash
    used in operating activities:
      Amortization expense                               19,172              264,441              283,613
      Credit for lease losses                           (25,000)              -                   (25,000)
  Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                       (2,370)             (38,817)             (41,187)
        Lessee rental deposits                           (1,941)             (26,830)             (28,771)
        Due to management company                            83              (24,649)             (24,566)
                                                      ---------          -----------          -----------

                                                         (7,718)            (128,133)            (135,851)
                                                      ---------          -----------          -----------

Cash flows from investing activities:
  Purchases of lease receivables                         -                (1,375,398)          (1,375,398)
  Principal collections on leases                        90,538            2,274,409            2,364,947
  Sale of leases (Note 4)                                 2,405              580,250              582,655
  Principal collections on
    installment contract receivable                      25,884              357,019              382,903
                                                      ---------          -----------          -----------

                                                        118,827            1,836,280            1,955,107
                                                      ---------          -----------          -----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)                (258,009)          (2,816,986)          (3,074,995)
  Distributions to General Partner                         (978)             (61,400)             (62,378)
                                                      ---------          -----------          -----------

                                                       (258,987)          (2,878,386)          (3,137,373)
                                                      ---------          -----------          -----------

Net decrease in cash and
  cash equivalents                                     (147,878)          (1,170,239)          (1,318,117)

Cash and cash equivalents:
  Beginning of year                                     253,297            2,470,149            2,723,446
                                                      ---------         ------------          -----------


  End of third quarter                                $ 105,419          $ 1,299,910          $ 1,405,329
                                                      =========          ===========          ===========

(a) Distributions during the period were $50.59 per unit for Liquidating Limited Partners and $40.02 per unit for Continuing Limited Partners (see Note 3).

                See accompanying notes to financial statements.



                                     - 10 --

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1995
                                  (Unaudited)
-

                                                     Liquidating         C-ontinuing
                                                       Limited             Limited
                                                       Partners            Partners            Total
                                                       --------            --------            -----
Cash flows from operating activities:-
  Net loss                                             $  (13,969)       $    (54,748)      $    (68,717)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Amortization expense                                 19,173             264,441            283,614
      Credit for losses on installment
        contracts receivable                               (6,084)            (83,916)           (90,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                         (1,803)            (28,485)           (30,288)
        Lessee rental deposits                                535               9,739             10,274
        Due to Management Company                              82               1,915              1,997
                                                       ----------        ------------       ------------

                                                           (2,066)            108,946            106,880
                                                       ----------        ------------       ------------

Cash flows from investing activities:
  Purchases of lease receivables                             -             (2,673,737)        (2,673,737)
  Principal collections on leases                         165,765           3,077,454          3,243,219
  Sale of leases (Note 4)                                  96,637           3,915,537          4,012,174
  Distribution of diverted and other assets                 5,622              77,541             83,163
  Distribution of Datronic assets                           2,710              37,377             40,087
  Principal collections on
    installment contracts receivable                       29,550             407,590            437,140
  Repayments of commercial lease paper                      2,730              37,653             40,383
                                                       ----------        ------------       ------------

                                                          303,014           4,879,415          5,182,429
                                                       ----------        ------------       ------------

Cash flows from financing activities:
  Distributions to Limited Partners (a)                  (216,995)         (3,170,399)        (3,387,394)
  Distributions to General Partner                         (3,108)            (59,819)           (62,927)
                                                       ----------        ------------       ------------

                                                         (220,103)         (3,230,218)        (3,450,321)
                                                       -----------       ------------       ------------

Net increase in cash and
  cash equivalents                                         80,845           1,758,143          1,838,988

Cash and cash equivalents:
  Beginning of year                                       222,562           2,063,899          2,286,461
                                                       ----------        ------------       ------------

  End of third quarter                                 $  303,407        $  3,822,042       $  4,125,449
                                                       ==========        ============       ============

(a) Distributions during the period were $42.55 per unit for Liquidating Limited Partners and $45.04 per unit for Continuing Limited Partners.


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

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

NOTE 4 - LEASE PORTFOLIO SALES:

During the nine months ended September 30, 1996, the Partnership and Fund XIX each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were approximately $583,000. Of this amount, approximately $580,000 was allocable to Continuing Limited Partners of which, approximately $410,000 has been invested in new leases.

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

During the nine months ended September 30, 1995, the Partnership, Fund XVIII, Fund XIX, and Finance Income Fund I each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 12.25% which resulted in aggregate net proceeds of approximately $16.7 million. The Partnership's proceeds were approximately $4 million. Of this amount, approximately $3.9 million was allocable to Continuing Limited Partners and invested in new leases.

NOTE 5 - SETTLEMENT WITH FORMER ATTORNEYS:

On August 10, 1995, the United States District Court of the Northern District of Illinois, Eastern Division, approved as fair, reasonable and adequate, a settlement with all the Datronic Partnership's and the Partnerships' former attorneys, Siegan, Barbakoff, Gomberg & Kane in the aggregate amount of $1,775,000 ($160,802 for the Partnership) or $2.13 per unit (see Note 5 to the Partnership's financial statements included in the 1995 Form 10-K). A total of $683,147 of expenses, ($61,888 for the Partnership), consisting primarily of professional fees, were incurred in connection with this recovery resulting in a net recovery of $1,091,853 or $1.31 per unit. However, since the Partnerships had previously paid $239,397 ($21,688 for the Partnership) of these expenses, a total of $1,331,250 or $1.60 per unit was available for distribution. Accordingly, on October 1, 1995, the Partnership distributed $1.60 per unit to Liquidating Limited Partners and to Continuing Limited Partners. All settlement proceeds and all related expenses were allocated to all unit holders of the Datronic Partnerships based on the number of limited partnership units owned.

NOTE 6 - PCR TRANSACTIONS:

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

The Partnership also received during the second quarter of 1996, $83,507 of cash representing the Partnership's share of remittances

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

received by LRC in full and complete satisfaction of certain note obligations issued by PCR in connection with the sale of PCR stock as further described in
Note 12 to the Partnership's financial statements included in the 1995 Form 10-K. A gain on the sale of PCR stock of $19,018 has been included in lease income.

Further, during the second quarter of 1996 the Partnership received a credit from LRC of $69,492 representing the Partnership's share of remittances received by LRC from PCR in full and complete satisfaction of a management and consulting contract entered into in connection with the sale of PCR stock as further described in Note 12 to the Partnership's financial statements included in the 1995 Form 10-K. The credit represents a reduction of LRC expenses otherwise payable by the Partnership and has been recorded as an offset against the General Partner's expense reimbursement.

NOTE 7 - CRCA TRANSACTIONS:

As previously disclosed, Computer Rental Corp. of America (CRCA) sold substantially all of its assets for $700,000 to New CRCA, a newly-formed company owned by an executive of LRC, (see Note 14 to the Partnership's financial statements included in the 1995 Form 10-K). Subsequently in 1996, New CRCA received an offer from PCR to purchase substantially the same assets sold to New CRCA in the aforementioned transaction for an amount substantially in excess of the purchase price paid by New CRCA. In order to ensure that the Partnership and Fund XVIII received maximum benefit from the sale of CRCA, CRCA repurchased the assets sold to New CRCA for $659,659, the original purchase price plus tax liabilities accrued by New CRCA less payments made on the original promissory note. The repurchase price was paid in the form of cash ($116,000) and the cancellation of the unpaid promissory note given by New CRCA ($543,659).

On September 13, 1996, CRCA sold all of the assets repurchased from New CRCA (excluding cash) to a subsidiary of PCR (PCR Sub) for approximately $6.2 million. The purchase price was paid in the form of a senior note of $1,500,000, a subordinated note of approximately $4,200,000, and the assumption of approximately $500,000 of liabilities. Both notes bear interest at 9%. Principal and interest are payable monthly in the aggregate amount of approximately $118,000 commencing November 1, 1996. All principal payments are to be applied to the senior note. The unpaid principal balances aggregating $4.8 million are due November 1, 1997. The senior note is secured by a priority security

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

interest in the assets of PCR Sub. The subordinated note is secured by a security interest in the assets of PCR Sub which is subordinate to a $14 million security interest of another PCR creditor.

CRCA will utilize existing cash balances of approximately $750,000 and amounts received on the notes to liquidate all liabilities not assumed by PCR Sub, including expenses associated with the sale, and subject to Court approval, settlement of claims of the former stockholders of CRCA under the indemnity provisions of the bylaws of CRCA for $150,000 (see Note 8). Remaining funds will be allocated 35% to the Partnership and 65% to Fund XVIII in accordance with their respective interests in the Master Lease with CRCA (see Note 14 to the Partnership's financial statements included in the 1995 Form 10-K). The Partnership and Fund XVIII will record recoveries on the Master Lease with CRCA as the cash is received.

CRCA paid LRC $289,263 for CRCA related expenses previously incurred by LRC and charged to the Partnership and Fund XVIII as General Partner's expense reimbursement. The amounts repaid to LRC by CRCA has been allocated to the Partnership and Fund XVIII in the manner in which those expenses were originally charged (35% and 65%, respectively). Accordingly, LRC paid $101,242 to the Partnership and $188,021 to Fund XVIII in September 1996.

NOTE 8 - SUBSEQUENT EVENT:

On October 2, 1996, LRC, on behalf of the Datronic Partnerships, Class Counsel, on behalf of the Class, and the former stockholders of CRCA, entered into a proposed settlement whereby: a) LRC will authorize the payment of $150,000 by CRCA to the former shareholders of CRCA under the indemnity provisions of the bylaws of CRCA, b) all parties agree to remise, release and discharge the other parties from any and all claims, actions, causes of action, demands or suits including claims against the former officers of Datronic, including a current officer of LRC and current officers of New Era (see Note 5 to the Partnership's financial statements included in the 1995 Form 10-K), and c) the former shareholders of CRCA agree to release all claims against Recovered Assets. On February 28, 1997, the Court will hold a hearing to determine the fairness, reasonableness and adequacy of the proposed settlement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through September 30, 1996. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1996, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, acquire new leases for the Continuing Limited Partners and make distributions to Limited Partners and the General Partner.

Installment contract receivable decreased approximately $383,000 during the nine months ended September 30, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $1,547,000 during the nine months ended September 30, 1996. This decrease is primarily attributable to principal collections of approximately $2,365,000 and sales of leases of approximately $583,000 (see Note 4 to the financial statements included in Item 1) partially offset by investments in new leases for the Continuing Limited Partners of approximately $1,375,000 and a credit for lease losses of $25,000.

Accounts payable and accrued expenses decreased approximately $41,000 during the nine months ended September 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $29,000 during the nine months ended September 30, 1996 primarily due to overpayments returned to lessees.

In the aggregate, partners' equity decreased approximately $3.4 million during the nine months ended September 30, 1996 due to a net loss of approximately $300,000 and distributions to partners of approximately $3,137,000.

During the nine months ended September 30, 1996, the Partnership's operating activities resulted in an approximate use of $136,000 of cash. This was due principally to a net loss of approximately $300,000, a decrease in accounts payable and accrued expenses of approximately $41,000, a decrease in lessee rental deposits of

$29,000, a decrease in due to management company of approximately $25,000 and a non-cash credit for lease losses of $25,000 partially offset by a non-cash amortization expense of approximately $284,000. During the period, cash flows from investing activities aggregated approximately $1,955,000 relating primarily to principal collections on leases of approximately $2,365,000, scheduled repayments on an installment contract receivable of approximately $383,000 and sales of leases of approximately $583,000, net of purchases of lease receivables for the benefit of the Continuing Limited Partners of approximately $1,375,000. Cash flows used for financing activities of approximately $3,137,000, consisted of distributions to Limited Partners of approximately $3,075,000 and to the General Partner of approximately $62,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are cash on hand and receipts from leases and an installment contract receivable. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners were reduced from an annual rate of 12% to an annual rate of 6% effective after the July 1, 1996 distribution. Distributions to Liquidating Limited Partners were suspended and distributions to Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The provisions of the Amended Partnership Agreement require the Partnership to enter its liquidating phase on May 1, 1997. Lease reinvestment activity is prohibited during the liquidating phase and in any period in which full Target Distributions have not been paid.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 5 and 8 to the Partnership's financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the September 30, 1996 Balance Sheets (see financial statement included in Item 1).

Results of Operations

Lease income decreased approximately $283,000 and $331,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decreases are primarily due to a declining lease portfolio and CRCA Master Lease repayments received in the third quarter of 1995 versus none in 1996 partially offset by income resulting from transactions with PCR of approximately $308,000 in 1996 (see Note 6 to the financial statements included in Item 1).

Settlement proceeds of approximately $161,000 resulted from a settlement with the Partnership's former attorneys. See Note 5 to the financial statements included in Item 1.

Interest income decreased approximately $8,000 and $42,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decreases are primarily due to an overall decline in the installment contract receivable balance and, with respect to the nine months, the recognition in the second quarter of 1995 of previously deferred income related to an installment contract receivable which had not been deemed collectible.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $220,000 and $856,000, respectively, for the three and nine months ended September 30, 1996 as compared to $272,000 and $922,000, respectively, for the same periods in 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts charged (credited) by LRC for the three and nine months ended September 30, 1996 were approximately ($31,000) and $85,000, respectively, (($77,000) and $23,000, respectively, representing the General Partner's expense reimbursement and $46,000 and $62,000, respectively, representing LRC's 1% of cash flow available for distribution) as compared to approximately $62,000 and

$267,000, respectively, ($47,000 and $204,000, respectively, representing the General Partner's expense reimbursement and $15,000 and $63,000, respectively, representing LRC's 1% cash flow available for distribution) for the corresponding periods ended September 30, 1995. Part of these decreases are attributable to reimbursements from LRC for CRCA (approximately $101,000 in the third quarter of 1996) and PCR (approximately $69,000 in the second quarter of
1996) related expenses previously charged as General Partner expense (see Notes 6 and 7 to the financial statements included in Item 1).

Professional Fees decreased approximately $70,000 and $126,000 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys (see
Note 5 to the financial statements included in Item 1) and collections as well as decreased consulting fees.

The 1996 credit for lease losses and the 1995 credit for losses on installment contract receivable reflect Management's assessment of potential losses and actual collections in excess of those anticipated in prior years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Part I, Item 1, Note 8 for a discussion of legal proceedings involving claims made by the former stockholders of CRCA.

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1995 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceedings in the Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against diverted and other assets.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

The Partnership filed a Form 8-K, dated September 30, 1996 concerning transactions with CRCA.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    Registrant





            By:     DONALD D. TORISKY
                ------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.




            By:     DOUGLAS E. VAN SCOY
                ------------------------------------------
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Equipment Income Fund XX, L.P.

                                 EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
  27                                    Financial Data Schedule, which is
                                        submitted electronically to the
                                        Securities and Exchange Commission for
                                        Information only and not filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    Registrant





            By:     _______________________________________
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.




            By:     _______________________________________
                    Douglas E. Van Scoy
                    Chief Financial Officer and Director
                    New Era Funding Corp.
                    Managing Agent of
                    Datronic Equipment Income Fund XX, L.P.