Form 10-K405
period 1996-12-31
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1997-03-26
CIK 875272

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

Commission File Number 0-21260

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    ---------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                           36-3763539
---------------------                           ---------------------------
   State or other                                   (I.R.S. Employer
   jurisdiction of                                  Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois       60173
-------------------------------------------------------     ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
      NONE                                       NONE
--------------------              ------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I
ITEM 1 - BUSINESS

Datronic Equipment Income Fund XX, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on April 30, 1991. The Partnership offered Units of Limited Partnership Interests (the "Units") during late 1991 and early 1992 raising $37,748,000 of limited partners funds.

As more fully described in Part II, Item 8, Notes 1, 3, 4 and 5, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp., the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and TELIF for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments is used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, scheduled to commence on May 1, 1997, the cash generated from such investments will be used to pay the liquidating costs of the Partnership, make cash distributions to the limited partners and the general partner (subject to certain limitations), and no new investments in equipment leases can be made.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. During the second quarter of 1996 the Partnership ceased investing in equipment subject to lease. Accordingly, a discussion of sources and availability of leases, backlog and competition is not material to an understanding of the Partnership's future activity.

The Partnership has no employees.  Lease Resolution Corporation

("LRC"), the General Partner, employed 47 persons at December 31, 1996 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

Effective March 1, 1997, the Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Prior to March 1, 1997, the Partnership's operations were located in premises of approximately 23,000 square feet owned by and leased from an affiliate of New Era Funding Corp. ("New Era"), the former managing agent, in Hoffman Estates, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 3) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 4 for a discussion of material legal proceedings involving the Partnership.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

         Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.


As of December 31, 1996, the Partnership estimates that there were approximately 2,316 record owners of Units.

         Distributions

Reference is made to Part II, Item 8, Notes 5 and 6 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the five years then ended. The amounts presented as of December 31, 1996, 1995, 1994 and 1993 and for the years then ended are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. As indicated in the table, prior to the Settlement on March 4, 1993, there was a single class of limited partner units. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                               For the years ended December 31,
                                              1996          1995           1994           1993         1992
                                              ----          ----           ----           ----         ----
Total Revenue                                 $ 2,163       $ 1,848       $  2,209        $ 2,145       $ 2,023

Total Expenses                                  2,100         2,185          2,618          2,802         7,805
                                              -------       -------       --------        -------       -------

Net Earnings (loss)                           $    63       $  (337)      $   (409)       $  (657)      $(5,782)
                                              =======       =======       ========        =======       =======

Net Earnings (loss)
 per Unit                                                                                               $(88.97)
                                                                                                        =======

 Class A                                      $  5.13       $ (6.12)      $  (5.20)       $ (8.20)
                                              =======       =======       ========        =======
 Class B                                      $   .52       $ (4.30)      $  (5.38)       $ (8.64)
                                              =======       =======       ========        =======
 Class C                                      $   .52       $ (4.30)      $  (5.38)       $ (8.64)
                                              =======       =======       ========        =======


Distributions per Unit
 (per year)                                                                                             $ 60.00
                                                                                                        =======

 Class A                                      $ 50.59       $ 61.40       $  84.51        $ 60.63
                                              =======       =======       ========        =======
 Class B                                      $ 47.45       $ 61.60       $  59.99        $ 60.03
                                              =======       =======       ========        =======
 Class C                                      $ 47.45       $ 61.60       $  59.99        $ 60.03
                                              =======       =======       ========        =======

Weighted average number
 of Units outstanding                                                                                    64,989
                                                                                                        =======

 Class A                                        5,100         5,100          5,100          5,100
                                              =======       =======       ========        =======
 Class B                                       69,791        69,791         69,791         69,791
                                              =======       =======       ========        =======
 Class C                                          605           605            605            605
                                              =======       =======       ========        =======


Balance Sheet Data
------------------
 (in thousands)                                                       December 31,
                                              1996           1995         1994            1993         1992
                                              ----           ----         ----            ----         ----

Total assets                                 $ 5,565        $ 9,203       $ 14,237        $19,321      $25,147
                                             =======        =======       ========        =======      =======

Total liabilities                            $   121        $   191       $    136        $   103      $   685
                                             =======        =======       ========        =======      =======

Partners' equity                             $ 5,444        $ 9,012       $ 14,101        $19,218      $24,462
                                             =======        =======       ========        =======      =======

Book value per Unit                                                                                    $324.79
                                                                                                       =======

  Class A                                    $ 53.44        $ 98.90       $ 164.91        $256.20
                                             =======        =======       ========        =======
  Class B                                    $ 77.77        $124.75       $ 189.10        $256.10
                                             =======        =======       ========        =======
  Class C                                    $ 84.53        $131.51       $ 195.86        $262.86
                                             =======        =======       ========        =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations


Year ended December 31, 1996 compared to year ended December 31, 1995

The Partnership recorded net earnings, in the aggregate for all Classes of Partners, of $63,067 in 1996 ($5.13 per Class A Unit and $.52 per Class B and Class C Units), as compared to a net loss of $337,277 in 1995 ($6.12 loss per Class A Unit and $4.30 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases ("New Investments") since the date of the Settlement on March 4, 1993.) Significant factors influencing the 1996 results from operations included the following:

  . Lease income decreased $387,823 to $961,279 in 1996 compared to $1,349,102 in 1995. The decrease is attributable to the declining lease portfolio partially offset by $307,548 of income from transactions with PCR as described in Note 11 to the Partnership's financial statements included in
    Item 8.

  . Settlement proceeds of $160,802 in 1995 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 4 to the Partnership's financial statements included in Item 8.

  . Interest income increased $863,741 to $1,201,658 in 1996 compared to $337,917 in 1995. This increase is primarily attributable to the early payoff of an installment contract receivable. See Note 9 to the Partnership's financial statements included in Item 8.

  . Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. These fees are affected by the amount of leases acquired during the period for Continuing Limited Partners and the amount of service performed for the Partnership. The Management Agreement with New Era was terminated on June 30, 1996. See Note 7 to the Partnership's financial statements included in Item 8 for a discussion of the Management Termination Agreement. Management fees-New Era decreased $17,081 to $1,198,686 in 1996 compared to $1,215,767 in 1995. The decrease overall results from a $72,000 decrease
  in reinvestment fees caused by the cessation of reinvestment in 1996 and a decrease in the amount of services performed and the reduced time period in which New Era managed the activities of the Partnership in 1996. These decreases are partially offset by the Partnership's payment of approximately $564,000 in management termination fees and non-compete fees.

  . General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner in excess of general partner distributions. As further detailed in Note 5 to the Partnership's financial statements included in Item 8, during 1996 the Partnership paid LRC an aggregate of $365,163 consisting of general partner expense reimbursement of $335,883 and general partner distributions of $29,280. During 1995 the Partnership paid LRC an aggregate of $340,370 consisting of general partner expense reimbursement of $238,450 and general partner distributions of $101,920. Accordingly, aggregate payments to LRC increased $24,793 to $365,163 in 1996 as compared to $340,370 in 1995.
    This increase results from expenses of approximately $260,000 incurred to manage the day-to-day operations of the Partnership beginning July 1, 1996 due to the termination of the management agreement with New Era, described above, partially offset by $101,242 received from LRC by the Partnership as a reimbursement from CRCA of CRCA expenses previously incurred by LRC and charged to the Partnership, a credit of $69,492 received from LRC applied against the General Partner's expense reimbursement representing the Partnership's interest in the prepayment of amounts due under a management and consulting contract with PCR (see Note 11 to the Partnership's financial statements included in Item 8), and an overall decrease in all other expenses of approximately $65,000.

  . Professional fees-Litigation decreased $84,168 to $100,983 in 1996 from $185,151 in 1995. This decrease is primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys. See Note 4 to the Partnership's financial statements included in Item 8.

  . Professional fees-other decreased $34,917 to $143,073 in 1996 from $177,990 in 1995. This is primarily a result of a decrease in legal fees relating to collection matters.

  . The $108,276 credit for lease losses primarily reflects recoveries on the MasterLease with CRCA. See Note 11 to the Partnership's financial statements included in Item 8.

  . The $90,000 credit for installment contract losses in 1995 is attributable to collection of an installment contract that had been fully reserved in 1993.

  . Provision for loss on Diverted and other assets decreased

  $31,151 to $13,845 in 1996 from $44,996 in 1995. The provision for loss is primarily attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Year ended December 31, 1995 compared to year ended December 31, 1994

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $337,277 in 1995 ($6.12 loss per Class A Unit and $4.30 loss per Class B and Class C Units), as compared to a net loss of $409,413 in 1994 ($5.20 loss per Class A Unit and $5.38 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases since the date of the Settlement on March 4, 1993.) Significant factors influencing the 1995 results from operations included the following:

  . Lease income decreased $543,307 to $1,349,102 in 1995 compared to $1,892,409 in 1994. The decrease is attributable to the declining lease portfolio during 1995 as compared to 1994.

  . Settlement proceeds of $160,802 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 4 to the Partnership's financial statements included in Item 8.

  . Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis. Management fees-New Era increased $65,426 to $1,215,767 in 1995 compared to $1,150,341 in 1994. These fees are affected by the amount of leases acquired during the period for Continuing Limited Partners and the amount of services performed for the Partnership. See Note 7 to the Partnership's financial statements included in Item 8 for a description of responsibilities, basis of compensation and amounts paid in 1995 and 1994.

  . General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner of the Partnership in excess of distributions of 1% of Cash Flow Available for Distribution.
    Such amounts are paid in accordance with the Settlement. General Partner's expense reimbursement decreased $34,843 to $238,450 in 1995 compared to $273,293 in 1994. LRC's expenses are allocated to the Partnerships for which LRC's activities are most directly performed.

  . Professional fees-Litigation of $185,151 in 1995 and $84,767 in 1994 are fees paid in connection with the Partnership's litigation discussed in Note 4 to the Partnership's financial statements included in Item 8.

  . Professional fees-Other decreased $99,276 to $177,990 in 1995 from $277,266 in 1994. This decrease is primarily due to decreases in audit fees of $18,825, consulting fees of $53,777 and other legal matters of $29,965

  . The provision for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolio. The $90,000 credit for installment contract losses in 1995 is attributable to collection of an installment contract that had been fully reserved in 1993.

  . Provision for loss on Diverted and other assets increased $22,844 to $44,996 in 1995 from $22,152 in 1994. The provision for loss in 1995 is primarily attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.


Financial Condition at December 31, 1996

The Partnership's operating activities were initially funded by limited partner contributions. The Partnership closed its public offering on May 1, 1992 due to the events described in Notes 3 and 4 to the Partnership's financial statements included in Item 8 after raising approximately $37.7 million in gross proceeds from limited partners.

During 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses, invest in new leases for the Continuing Limited Partners and make distributions to limited partners.

During 1996, the Partnership's cash and cash equivalents decreased by $188,315 to $2,535,131 at December 31, 1996 from $2,723,446 at December 31, 1995. This decrease is primarily due to the purchase of lease receivables of approximately $1,375,000 and distributions to partners of approximately $3,631,000 (including approximately $29,000 to LRC) partially offset by principal collections on leases of approximately $2,953,000, proceeds from the sale of leases of approximately $583,000, principal collections of an installment contract receivable of approximately $1,047,000 and a positive cash flow from operations of approximately $235,000.

During 1996, the Partnership's investment in installment contracts receivable decreased by $1,047,226 to zero at December 31, 1996. This decrease is due to the early payoff of the receivable. See Note 9 to the Partnership's financial statements included in Item 8.

During 1996, the Partnership's net investment in direct financing leases decreased by $2,052,203 to $2,617,979 at December 31, 1996 from $4,670,182 at
December 31, 1995. This decrease is due to the receipt of scheduled payments of approximately $3.0 million and the sale of leases of approximately $583,000 partially offset by the purchase of lease receivables for the benefit of the Continuing Limited Partners of approximately $1.4 million and a credit for lease losses of approximately $108,000.

During 1996, Diverted and other assets, net, decreased by $13,845 to $212,862 at December 31, 1996 from $226,707 at December 31, 1995. This decrease is attributable to a decline in the estimated net realizable value of the Recovered Assets held for the benefit of the Partnerships. See Note 3 to the Partnership's financial statements included in Item 8.

Organization and acquisition costs decreased $188,654 and $189,499, respectively, due to amortization of such costs to expense during 1996.

Lessee rental deposits decreased $29,607 resulting from payments made to lessees.

Partners' equity decreased $3,567,833 during 1996 due to distributions to partners of $3,630,900 offset by net earnings for the year of $63,067.

Liquidity and Capital Resources

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation, and an orderly liquidation of the Partnership. Distributions to Class A Limited Partners were suspended after payment of the July 1, 1996 distribution. Distributions to the Class B and Class C Limited Partners were suspended after the January 1, 1997 distribution. In the event the Partnership accumulates funds in excess of those required for the ongoing pursuit of litigation and an orderly liquidation of the Partnership, distributions will be made at the appropriate time.

During 1996, the Partnership generated cash from operating activities of $234,880. This was due primarily to net earnings of $63,067 and non- cash items of $391,998, relating principally to amortization and the provision for the loss on Diverted and other assets, partially offset by decreases in accounts payable, lease rental deposits, due to management company, and a credit for lease losses. During the period, cash flows from investing activities totalled $3,207,705 relating principally to principal collections on leases of $2,953,222, sales of leases of $582,655, net of purchases of lease receivables for the benefit of the Class B and C limited partners of $1,375,398. Cash flows used for financing activities during 1996 of $3,630,900 consisted of distributions to limited partners of $3,601,620 and the general partner of $29,280.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 4 and 8 to the Partnership's financial statements included in Item 8). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners after January 1, 1997. However, it is likely that the amount of future distributions, after January 1, 1997, if any, to the Limited Partners will be significantly less than the amount of Partners' Equity reflected in the December 31, 1996 Balance Sheets (see financial statement included in Item 8).

Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        Page(s)
                                                        -------
Audited Financial Statements:
    Report of Independent Accountants                    13-14

    Balance Sheets
        In Total for All Classes
        of Limited Partners at December 31,
        1996 and 1995                                      15

        By Class of Limited Partner
          December 31, 1996                                16

          December 31, 1995                                17

    Statements of Revenue and Expenses
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                18

        By Class of Limited Partner for the years end
          December 31, 1996                                19

          December 31, 1995                                20

          December 31, 1994                                21

    Statements of Changes in Partners' Equity
        for the years ended December 31,
        1996, 1995 and 1994                                22

    Statements of Cash Flows
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                23

        By Class of Limited Partner for the years end
          December 31, 1996                                24

          December 31, 1995                                25

          December 31, 1994                                26

    Notes to Financial Statements                        27-48

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XX, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XX, L.P. ("the Partnership") as of December 31, 1996 and 1995 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1996 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note 5 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Note 3, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.





Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 12, 1997

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                           December 31,
                                                                       -----------------
                                                                  1996                 1995
                                                                  ----                 ----
ASSETS
------

Cash and cash equivalents                                      $2,535,131            $2,723,446
Due from management company                                        41,372                  -
Installment contract receivable,
  net                                                                -                1,047,226
Net investment in direct
  financing leases                                              2,617,979             4,670,182
Diverted and other assets, net                                    212,862               226,707
Datronic assets, net                                                 -                     -
Organization costs, net of
  accumulated amortization
  of $864,834 and $676,180,
  respectively                                                     78,605              267,259
Acquisition costs, net of
  accumulated amortization
  of $990,521 and $801,022,
  respectively                                                     78,957               268,456
                                                               ----------            ----------

                                                               $5,564,906            $9,203,276
                                                               ==========            ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                             $   63,740            $   78,754
Lessee rental deposits                                             56,830                86,437
Due to management company                                            -                   25,916
                                                               ----------            ----------

     Total liabilities                                            120,570               191,107

Total partners' equity                                          5,444,336             9,012,169
                                                               ----------            ----------

                                                               $5,564,906            $9,203,276
                                                               ==========            ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner



                                                                               December 31, 1996
                                                                ------------------------------------------
                                                                Liquidating       Continuing
                                                                  Limited          Limited
                                                                  Partners         Partners          Total
                                                                  --------         --------          -----
ASSETS
------

Cash and cash equivalents                                      $   198,315       $2,336,816      $2,535,131
Due from management company                                          2,306           39,066          41,372
Net investment in
  direct financing leases                                           37,159        2,580,820       2,617,979
Diverted and other assets, net                                      14,389          198,473         212,862
Organization costs, net of
  accumulated amortization
  of $58,463 and $806,371,
  respectively                                                       5,313           73,292          78,605
Acquisition costs, net of
  accumulated amortization of
  $66,959 and $923,562,
  respectively                                                       5,338           73,619          78,957
                                                               -----------       ----------      ----------

                                                               $   262,820       $5,302,086      $5,564,906
                                                               ===========       ==========      ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                             $     2,319       $   61,421      $   63,740
Lessee rental deposits                                               3,678           53,152          56,830
                                                               -----------       ----------      ----------

Total liabilities                                                    5,997          114,573         120,570

Total partners' equity                                             256,823        5,187,513       5,444,336
                                                               -----------       ----------      ----------

                                                               $   262,820       $5,302,086      $5,564,906
                                                               ===========       ==========      ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                       December 31, 1995
                                                     --------------------------------------------------

                                                        Liquidating         Continuing
                                                         Limited             Limited
                                                         Partners           Partners           Total
                                                         --------           --------           -----
ASSETS
------
Cash and cash equivalents                                $253,297         $2,470,149         $2,723,446
Installment contract receivable                            70,792            976,434          1,047,226
Net investment in direct
  financing leases                                        122,399          4,547,783          4,670,182
Diverted and other assets, net                             15,325            211,382            226,707
Organization costs, net of
  accumulated amortization of
  $45,710 and $630,470,
  respectively                                             18,066            249,193            267,259
Acquisition costs, net of
  accumulated amortization of
  $54,149 and $746,873,
  respectively                                             18,148            250,308            268,456
                                                         --------         ----------         ----------

                                                         $498,027         $8,705,249         $9,203,276
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

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                          For the years ended December 31,
                                                                      -----------------------------------------
                                                                  1996                   1995                 1994
                                                                  ----                   ----                 ----
Revenue:
  Lease income                                                 $  961,279             $1,349,102           $1,892,409
  Settlement proceeds                                                -                   160,802                 -
  Interest income                                               1,201,658                337,917              316,383
                                                               ----------             ----------           ----------

                                                                2,162,937              1,847,821            2,208,792
                                                               ----------             ----------           ----------
Expenses:
  Amortization of organization and
    equipment acquisition costs                                   378,153                378,152              377,732
  Management fees-New Era                                       1,198,686              1,215,767            1,150,341
  General Partner's
    expense reimbursement                                         335,883                238,450              273,293
  Professional fees-Litigation                                    100,983                185,151               84,767
  Professional fees-Other                                         143,073                177,990              277,266
  Other operating expenses                                         37,523                 34,592               56,323
  Provision (credit) for lease losses                            (108,276)                 -                  376,331
  Credit for loss on installment
    contract receivable                                              -                   (90,000)               -
  Provision for loss on
    Diverted and other assets                                      13,845                 44,996               22,152
                                                               ----------             ----------           ----------

                                                                2,099,870              2,185,098            2,618,205
                                                               ----------             ----------           ----------

Net earnings (loss)                                            $   63,067             $ (337,277)          $ (409,413)
                                                               ==========             ==========           ==========

Net earnings(loss)-General Partner                             $      630             $   (3,373)          $   (4,094)
                                                               ==========             ==========           ==========

Net earnings(loss)-Limited Partners                            $   62,437             $ (333,904)          $ (405,319)
                                                               ==========             ==========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                                    Liquidating         Continuing
                                                                      Limited            Limited
                                                                      Partners           Partners             Total
                                                                      --------           --------             -----
Revenue:
  Lease income                                                      $   40,136         $   921,143          $  961,279
  Interest income                                                       79,319           1,122,339           1,201,658
                                                                    ----------         -----------          ----------

                                                                       119,455           2,043,482           2,162,937
                                                                    ----------         -----------          ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                                     25,563             352,590             378,153
  Management fees-New Era                                               59,534           1,139,152           1,198,686
  General Partner's
    expense reimbursement                                               19,432             316,451             335,883
  Professional fees-Litigation                                           6,826              94,157             100,983
  Professional fees-Other                                                9,368             133,705             143,073
  Other operating expenses                                               1,984              35,539              37,523
  Credit for lease losses                                              (30,629)            (77,647)           (108,276)
  Provision for loss
    on Diverted and other assets                                           936              12,909              13,845
                                                                    ----------         -----------          ----------

                                                                        93,014           2,006,856           2,099,870
                                                                    ----------         -----------          ----------

Net Earnings                                                        $   26,441         $    36,626          $   63,067
                                                                    ==========         ===========          ==========

Net Earnings-General Partner                                        $      264         $       366          $      630
                                                                    ==========         ===========          ==========

Net Earnings-Limited Partners                                       $   26,177         $    36,260          $   62,437
                                                                    ==========         ===========          ==========

Net Earnings per partnership unit                                        $5.13                $.52
                                                                         =====                ====

Weighted average number of
  units outstanding                                                      5,100              70,396
                                                                         =====              ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                                    Liquidating         Continuing
                                                                      Limited            Limited
                                                                      Partners           Partners             Total
                                                                      --------           --------             -----
Revenue:
  Lease income                                                        $ 59,409          $1,289,693          $1,349,102
  Settlement proceeds                                                   10,870             149,932             160,802
  Interest income                                                       22,389             315,528             337,917
                                                                     ---------          ----------          ----------

                                                                        92,668           1,755,153           1,847,821
                                                                     ---------          ----------          ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                                     25,563             352,589             378,152
  Management fees-New Era                                               59,323           1,156,444           1,215,767
  General Partner's
    expense reimbursement                                               16,119             222,331             238,450
  Professional fees-Litigation                                          12,516             172,635             185,151
  Professional fees-Other                                               11,975             166,015             177,990
  Other operating expenses                                               1,765              32,827              34,592
  Credit for loss on installment
    contract receivable                                                 (6,084)            (83,916)            (90,000)
  Provision for loss
    on Diverted and other assets                                         3,042              41,954              44,996
                                                                     ---------           ----------          ----------

                                                                       124,219           2,060,879           2,185,098
                                                                     ---------          ----------          ----------

Net loss                                                             $ (31,551)         $ (305,726)         $ (337,277)
                                                                     =========          ==========          ==========

Net loss-General Partner                                             $    (316)         $   (3,057)         $   (3,373)
                                                                     =========          ==========          ==========

Net loss-Limited Partners                                            $ (31,235)         $ (302,669)         $ (333,904)
                                                                     =========          ==========          ==========

Net loss per partnership unit                                           $(6.12)             $(4.30)
                                                                        ======              ======

Weighted average number of
  units outstanding                                                      5,100              70,396
                                                                        ======              ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                                     Liquidating         Continuing
                                                                       Limited            Limited
                                                                       Partners           Partners             Total
                                                                       --------           --------             -----
Revenue:
  Lease income                                                       $ 111,537          $1,780,872          $1,892,409
  Interest income                                                       20,455             295,928             316,383
                                                                     ---------          ----------          ----------

                                                                       131,992           2,076,800           2,208,792
                                                                     ---------          ----------          ----------


Expenses:
  Amortization of organization
    and equipment acquisition costs                                     25,535             352,197             377,732
  Management fees-New Era                                               66,499           1,083,842           1,150,341
  General Partner's
    expense reimbursement                                               18,475             254,818             273,293
  Professional fees-Litigation                                           5,730              79,037              84,767
  Professional fees-Other                                               18,736             258,530             277,266
  Other operating expenses                                               3,619              52,704              56,323
  Provision for lease losses                                            18,680             357,651             376,331
  Provision for loss on Diverted
    and other assets                                                     1,497              20,655              22,152
                                                                     ---------          ----------          ----------

                                                                       158,771           2,459,434           2,618,205
                                                                     ---------          ----------          ----------

Net loss                                                             $ (26,779)         $ (382,634)         $ (409,413)
                                                                     =========          ==========          ==========

Net loss-General Partner                                             $    (268)         $   (3,826)         $   (4,094)
                                                                     =========          ==========          ==========

Net loss-Limited Partners                                            $ (26,511)         $ (378,808)         $ (405,319)
                                                                     =========          ==========          ==========

Net loss per partnership unit                                           $(5.20)             $(5.38)
                                                                        ======              ======

Weighted average number of units
  outstanding                                                            5,100              70,396
                                                                        ======              ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                          Liquidating    Continuing
                                            General         Limited        Limited         Total
                                           Partner's       Partners'      Partners'      Partners'
                                            Equity          Equity         Equity         Equity
                                            ------          ------         ------         ------
Balance, December 31, 1993                  $    -     $ 1,298,905     $17,919,483     $19,218,388


  Distributions to partners                   (52,445)    (431,089)     (4,224,779)     (4,708,313)
  Net loss                                     (4,094)     (26,511)       (378,808)       (409,413)
  Allocation of General Partner's
    Equity                                     56,539       (3,283)        (53,256)           -
                                             --------   ----------     -----------     -----------

Balance, December 31, 1994                       -         838,022      13,262,640      14,100,662
                                             --------   ----------     -----------     -----------


  Distributions to partners                  (101,920)    (313,130)     (4,336,166)     (4,751,216)
  Net loss                                     (3,373)     (31,235)       (302,669)       (337,277)
  Allocation of General Partner's
    Equity                                    105,293       (4,288)       (101,005)           -
                                            ---------   ----------     -----------     -----------

Balance, December 31, 1995                       -         489,369       8,522,800       9,012,169
                                            ---------   ----------     -----------     -----------


  Distributions to partners                   (29,280)    (258,009)     (3,343,611)     (3,630,900)
  Net earnings                                    630       26,177          36,260          63,067
  Allocation of General Partner's
    Equity                                     28,650         (714)        (27,936)           -
                                            ---------   ----------     -----------     -----------


Balance, December 31, 1996                  $    -      $  256,823     $ 5,187,513     $ 5,444,336
                                            =========   ==========     ===========     ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS



                                                                   For the years ended December 31,
                                                         -------------------------------------------------------
                                                          1996                    1995                     1994
                                                          ----                    ----                     ----
Cash flows from operating activities:
  Net earnings (loss)                                   $   63,067             $ (337,277)             $ (409,413)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by
    operating activities:
      Amortization expense                                 378,153                378,152                 377,732
      Credit for installment contract losses                  -                   (90,000)                   -
      Provision (credit) for lease losses                 (108,276)                  -                    376,331
      Provision for loss on
        Diverted and other assets                           13,845                 44,996                  22,152
      Changes in assets and liabilities:
        Accounts payable and accrued expenses              (15,014)                15,044                  20,434
        Lessee rental deposits                             (29,607)                15,495                   9,202
        Due to management company                          (67,288)                24,725                    (556)
                                                        ----------             ----------              ----------


                                                           234,880                 51,135                 395,882
                                                        ----------             ----------              ----------

Cash flows from investing activities:
  Purchases of lease receivables                        (1,375,398)            (3,691,929)             (2,451,146)
  Principal collections on leases                        2,953,222              4,094,639               4,654,074
  Sale of leases                                           582,655              4,012,174               1,396,109
  Distribution of Diverted and other assets                   -                    83,163                    -
  Distribution of Datronic assets                             -                    40,087                  53,447
  Repayments of commercial lease paper                        -                    40,383                 356,608
  Principal collections on installment
    contract receivable                                  1,047,226                558,549                 456,734
                                                        ----------             ----------              ----------

                                                         3,207,705              5,137,066               4,465,826
                                                        ----------             ----------              ----------

Cash flows from financing activities:
  Distributions to limited partners                     (3,601,620)            (4,649,296)             (4,655,868)
  Distributions to General Partner                         (29,280)              (101,920)                (52,445)
                                                         ---------             ----------              ----------

                                                        (3,630,900)            (4,751,216)             (4,708,313)
                                                        ----------             ----------              ----------

Net increase (decrease) in
  cash and cash equivalents                               (188,315)               436,985                 153,395
Cash and cash equivalents:
  Beginning of year                                      2,723,446              2,286,461               2,133,066
                                                        ----------             ----------              ----------

  End of year                                           $2,535,131             $2,723,446              $2,286,461
                                                        ==========             ==========              ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                          Liquidating      Continuing
                                                            Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net earnings                                             $ 26,441          $ 36,626          $ 63,067
  Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Amortization expense                                    25,563           352,590           378,153
     Provision for loss on Diverted
       and other assets                                         936            12,909            13,845
     Credit for lease losses                                (30,629)          (77,647)         (108,276)
     Changes in assets and liabilities:
       Accounts payable and
         accrued expenses                                      (656)          (14,358)          (15,014)
       Lessee rental deposits                                (1,997)          (27,610)          (29,607)
       Due to management company                             (2,314)          (64,974)          (67,288)
                                                           --------         ---------       -----------

                                                             17,344           217,536           234,880
                                                           --------         ---------       -----------

Cash flows from investing activities:
  Purchases of lease receivables                               -           (1,375,398)       (1,375,398)
  Principal collections on leases                           113,464         2,839,758         2,953,222
  Sales of leases                                             2,405           580,250           582,655
  Principal collections on installment
    contract receivable                                      70,792           976,434         1,047,226
                                                           --------        ----------       -----------

                                                            186,661         3,021,044         3,207,705
                                                           --------        ----------       -----------

Cash flows from financing activities:
  Distributions to limited partners                        (258,009)       (3,343,611)       (3,601,620)
  Distributions to General Partner                             (978)          (28,302)          (29,280)
                                                           --------        ----------        ----------

                                                           (258,987)       (3,371,913)       (3,630,900)
                                                           --------        ----------        ----------

Net decrease in cash and
  cash equivalents                                          (54,982)         (133,333)         (188,315)

Cash and cash equivalents:
  Beginning of year                                         253,297         2,470,149         2,723,446
                                                           --------        ----------       -----------

  End of year                                              $198,315        $2,336,816       $ 2,535,131
                                                           ========        ==========       ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                          Liquidating      Continuing
                                                            Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net loss                                                $ (31,551)      $  (305,726)      $  (337,277)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Amortization expense                                    25,563           352,589           378,152
     Credit for loss on installment
       contract receivable                                   (6,084)          (83,916)          (90,000)
     Provision for loss on Diverted
       and other assets                                       3,042            41,954            44,996
     Changes in assets and liabilities:
       Accounts payable and
         accrued expenses                                       568            14,476            15,044
       Lessee rental deposits                                   904            14,591            15,495
       Due to management company                                (50)           24,775            24,725
                                                          ---------       -----------       -----------

                                                             (7,608)           58,743            51,135
                                                          ---------       -----------       -----------

Cash flows from investing activities:
  Purchases of lease receivables                               -           (3,691,929)       (3,691,929)
  Principal collections on leases                           209,988         3,884,651         4,094,639
  Sales of leases                                            96,637         3,915,537         4,012,174
  Distribution of Diverted and other
    assets                                                    5,622            77,541            83,163
  Distribution of Datronic assets                             2,710            37,377            40,087
  Repayments of commercial lease paper                        2,730            37,653            40,383
  Principal collections on installment
    contract receivable                                      37,758           520,791           558,549
                                                          ---------       -----------       -----------

                                                            355,445         4,781,621         5,137,066
                                                          ---------       -----------       -----------

Cash flows from financing activities:
  Distributions to limited partners                        (313,130)       (4,336,166)       (4,649,296)
  Distributions to General Partner                           (3,972)          (97,948)         (101,920)
                                                          ---------       -----------       -----------

                                                           (317,102)       (4,434,114)       (4,751,216)
                                                          ---------       -----------       -----------

Net increase in cash and
  cash equivalents                                           30,735           406,250           436,985
Cash and cash equivalents:
  Beginning of year                                         222,562         2,063,899         2,286,461
                                                          ---------       -----------       -----------

  End of year                                             $ 253,297       $ 2,470,149       $ 2,723,446
                                                          =========       ===========       ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                          Liquidating      Continuing
                                                            Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net loss                                                $ (26,779)       $ (382,634)      $  (409,413)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Amortization expense                                    25,535           352,197           377,732
     Provision for lease losses                              18,680           357,651           376,331
     Provision for loss on Diverted
       and other assets                                       1,497            20,655            22,152
     Changes in assets and liabilities:
       Accounts payable and
         accrued expenses                                       881            19,553            20,434
       Lease rental deposits                                    598             8,604             9,202
       Due to management company                                (32)             (524)             (556)
                                                          ---------       -----------       -----------

                                                             20,380           375,502           395,882
                                                          ---------       -----------       -----------

Cash flows from investing activities:
  Purchases of lease receivables                               -           (2,451,146)       (2,451,146)
  Principal collections on leases                           283,682         4,370,392         4,654,074
  Sales of leases                                            71,774         1,324,335         1,396,109
  Distribution of Datronic assets                             3,613            49,834            53,447
  Repayments of commercial lease paper                       11,638           344,970           356,608
  Principal collections on installment
    contract receivable                                      30,876           425,858           456,734
                                                          ---------       -----------       -----------

                                                            401,583         4,064,243         4,465,826
                                                          ---------       -----------       -----------

Cash flows from financing activities:
  Distributions to limited partners                        (431,089)       (4,224,779)       (4,655,868)
  Distributions to General Partner                           (3,014)          (49,431)          (52,445)

                                                          ---------       -----------       -----------

                                                           (434,103)       (4,274,210)       (4,708,313)
                                                          ---------       -----------       -----------

Net increase (decrease) in cash and
  cash equivalents                                          (12,140)          165,535           153,395
Cash and cash equivalents:
  Beginning of year                                         234,702         1,898,364         2,133,066
                                                          ---------       -----------       -----------

  End of year                                             $ 222,562       $ 2,063,899       $ 2,286,461
                                                          =========       ===========       ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 30, 1991 for the purpose of acquiring and leasing both high- and low-technology equipment.

Datronic Rental Corporation ("DRC" or "Datronic") was the general partner of the Partnership through March 4, 1993 and, as such, managed and controlled all of the Partnership's day-to-day operations. DRC was also the general partner of the following public limited partner income funds: Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, and Datronic Finance Income Fund I (herein referred to as "Fund XVI", "Fund XVII", "Fund XVIII", "Fund XIX", and "Finance Fund I", respectively, and collectively, along with the Partnership, the "Datronic Partnerships"). DRC served as co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF"), which was formed to acquire identified equipment and leases.

In connection with a partial settlement of a class action lawsuit (see Note 4), DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as the general partner of the Datronic Partnerships.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 5). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partners as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partners for the three years ended December 31, 1996 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because, the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1996, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $6.76 per Unit higher than the Class B Limited Partners because in accordance with the 1993 Settlement further described in Note 4, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Notes 4 and 8).

  CASH EQUIVALENTS - Cash equivalents are stated at cost, which approximates market, and consist of overnight investments and amounts due (to)from the general partner (LRC) and other Datronic Partnerships.

  NET INVESTMENT IN DIRECT FINANCING LEASES - Net investment in direct financing leases consists of the present value of future minimum lease payments and residuals under non-cancelable lease agreements. Residuals are valued at the estimated fair market value of the underlying equipment at lease termination.

Leases are classified as non-performing when it is determined that the only remaining course of collection is litigation. All balances relating to the lease are netted together and no further income is accrued when a lease is classified as non-performing.

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), late fees, and other lease related items.

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Credit losses are deducted from the allowance.

  ORGANIZATION, EQUIPMENT ACQUISITION AND OFFERING COSTS - Organization and equipment acquisition costs paid to DRC were capitalized and amortized on a straight-line basis over 60 months commencing in the seventh month after units were first offered for sale to the public. Offering costs paid to DRC were charged to partner's equity.

  DUE TO (FROM) GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owed amounts to and are owed amounts from the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

  NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT - Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of Units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DIVERTED AND OTHER ASSETS:

During the second calendar quarter of 1992, DRC learned that Edmund J. Lopinski, Jr., its president, a director and the majority stockholder (the "Majority Stockholder"), in conjunction with certain other parties, may have diverted approximately $13.3 million of assets (the "Asset Diversions") from the Datronic Partnerships and TELIF (collectively, the "Partnerships"), including $367,000 from the Partnership, for his/their direct or indirect benefit.

Amounts diverted from the Partnerships hereafter referred to as the "Diverted Assets", of approximately $13.3 million were subsequently commingled with approximately $10.3 million of other funds and assets (the "Commingled Assets", and together with the Diverted Assets, the "Diverted and Commingled Assets").

Diverted and Commingled Assets of approximately $20.7 million were converted to assets which have been recovered for the benefit of the limited partners ("Recovered Assets"). The remainder of the Diverted and Commingled Assets of approximately $2.9 million was not recovered.

Each of the Partnerships has been assigned an undivided pro-rata share of Recovered Assets based on each Partnership's share of the Diverted Assets hereinafter referred to as "Diverted and other assets". Accordingly, the Partnership's Diverted and other assets is equal to approximately 2.8% of Recovered Assets held for all of the Partnerships. Recovered Assets and the Partnership's interest therein are recorded at aggregate estimated net realizable value. Net realizable value equals cost net of an allowance for loss which includes provisions for valuation adjustments, investigation and recovery fees, carrying costs, and costs of disposition. The estimated net realizable value, in the aggregate for all of the Partnerships, of the remaining Recovered Assets as of December 31,

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

1996 is $7,622,945 and consists primarily of real estate and cash.

During 1996, 1995 and 1994 aggregate provisions for loss from Diverted and other assets were recorded by the Datronic Partnerships in the amounts of $500,000, $1,625,000, and $800,000 respectively (The Partnership's share was $13,845, $44,996 and $22,152 respectively). The $500,000 provision in 1996 results from the settlement of claims during 1996 against Recovered Assets as further described in Note 4. The $1,625,000 provision in 1995 was required primarily due to a further decrease of $2,023,000 in the estimated net realizable value of a real estate development limited partnership interest (thereby reducing it to zero) partially offset by a $400,000 recovery under an employee dishonesty policy. The $800,000 provision in 1994 was required primarily due to a $2,242,000 decrease in the estimated net realizable value of a real estate development limited partnership interest partially offset by a $610,000 increase in the estimated net realizable value of a yacht and a $650,000 recovery under an employee dishonesty insurance policy.

LRC is liquidating the Recovered Assets for the benefit of the Partnerships. LRC anticipates that this process which began in 1992 may take several more years. LRC will distribute funds to the Partnerships as they become available from the liquidation of Recovered Assets.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the activity related to Diverted and other assets for the Partnership for the years ended December 31, 1994, 1995, and 1996:

                                                    ALLOWANCE
                                    COST            FOR LOSS           NET
                                 ----------        ----------       ---------
Diverted and other assets
December 31, 1993                $  513,599        $(136,581)       $ 377,018

1994 Provision for loss from
  Diverted and other assets            -             (22,152)         (22,152)
                                 -----------       ---------        ---------

Diverted and other assets
December 31, 1994                   513,599         (158,733)         354,866

Distribution to the
  Partnership in 1995               (83,163)            -             (83,163)

1995 Provision for loss from
  Diverted and other assets            -             (44,996)         (44,996)
                                 -----------       ---------        ---------

Diverted and other assets
December 31, 1995                   430,436         (203,729)         226,707

1996 Provision for loss from
  Diverted and other assets            -             (13,845)         (13,845)
                                 -----------       ---------        ---------

Diverted and other assets
December 31, 1996                $  430,436        $(217,574)       $ 212,862
                                 ===========       =========        =========


Due to the volatile nature of real estate values, and the inherent difficulty in estimating future costs and expenses, there exists a possibility that the recorded estimated net realizable value may be materially different than the amounts ultimately realized.

NOTE 4 - LITIGATION:

Class Action Lawsuit

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action alleges misuse of funds, violations of the Securities Act of 1934, conversion, and fraud. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). The amended complaint alleges breach of contract and breach of fiduciary duty.

During 1993, the United States District Court for the Northern District of Illinois, Eastern Division (the "Court") approved a settlement to resolve certain portions of the suit to enable the

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). The Settlement provided for the appointment of LRC as general partner of the Datronic Partnerships, the retention of New Era Funding Corp. ("New Era") to manage the day-to-day operations of the Datronic Partnerships (See Note 7), and various amendments to the Partnership Agreement (See Note 5). Additionally, the Settlement provided for the transfer of substantially all of DRC's assets net of related debt ("Datronic Assets") to LRC as agent and nominee on behalf of the Datronic Partnerships (see Note 8).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time.

As further described below (see Cross-Claims Against Professionals), during 1995, all Class claims against Siegan were settled.

As further described below (see Other Cross-Claims), during 1996, all Class claims against an individual defendant were settled pending the outcome of certain other Partnership litigation.

As further described below (see CRCA Shareholder Litigation), during 1997, all Class claims against an individual defendant were settled.

Cross-Claims Against Professionals

During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

The cross claims allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements ("Operating Distributions") to Datronic. If Operating Distributions were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from Datronic for any Operating Distributions inappropriately paid to it. Since all of the assets of Datronic were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see
Note 8) and Datronic has subsequently ceased operations, such receivable would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($160,802 for the Partnership).

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

During 1995, the Court ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

Other Cross-Claims

During 1992, DRC filed a cross-claim against an individual who is also a defendant of the Class Action seeking recovery of funds in excess of $1 million held in bank accounts maintained in the name of a corporation controlled by the individual. The corporation filed a cross-claim and counter-claim against DRC and others seeking judgment on two promissory notes totaling $1,452,500 allegedly issued by DRC and title to Restricted Cash and certain Recovered Assets.

During 1996, the Court entered an order removing any claim that the aforementioned defendant might have had against the Partnership's Restricted Cash and Recovered Assets. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $20,000 and is included in Diverted and other assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. Furthermore, all other claims made by the defendant and the corporation controlled by the defendant against DRC and the Partnerships were withdrawn.

CRCA Shareholder Litigation

During 1994, one of the defendants of the Class Action who was a former stockholder of CRCA (See Note 11), filed a complaint against Price Waterhouse and certain former officers of Datronic, including a current officer of LRC and current officers of New Era, alleging fraud, breach of fiduciary duty and intentional interference with contractual relations.

On February 28, 1997, the Court approved a settlement by and between LRC, on behalf of the Datronic Partnerships, Class Counsel, on behalf of the Class, the previously mentioned Class Action defendant and another former stockholder of CRCA, whereby: a) LRC will authorize the payment of $150,000 by CRCA to the former shareholders of CRCA under the indemnity provisions of the bylaws of CRCA, b) all the parties agree to remise, release and discharge the other parties from any and all claims, actions, causes of action, demands or suits including claims against the former officers of Datronic, and c) the former shareholders of CRCA agree to release all claims against Recovered Assets.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender. The suit was dismissed by the Court during 1995 for failure to state a claim. During 1996 the secured lender filed an appeal.

Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and of other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. In connection therewith, LRC, on behalf of the Datronic Partnerships, is currently a party to a contingent fee arrangement whereby Counsel for the Partnerships (same as Class Counsel) will charge rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 5 - PARTNERSHIP AGREEMENT:

In connection with the Settlement described in Note 4, the limited partners individually elected to become Class A, Class B or Class C Limited Partners.

Class A Limited Partners elected to commence liquidation of their interest in the Partnership as of the Settlement Date (March 4, 1993). Accordingly, each Class A Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to their pro rata share of the net proceeds (cash received less various expenses allowed by the Settlement) from the collection of payments on and the sale or other disposition of assets owned by the Partnership on the Settlement Date ("Existing Assets"), Datronic Assets, Diverted and other assets and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners elected not to commence liquidation of their interest in the Partnership as of the Settlement Date. Each Class B Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital)

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

equal to 12% annually of their Adjusted Capital Contributions or lesser amounts if sufficient cash was not available for distribution ("Target Distributions"). Available cash in excess of Target Distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners elected not to participate in the Class Action. Therefore, each Class C Limited Partner preserved their claims against DRC and other Defendants, does not participate in Class Action, and did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the July 1, 1996 distribution. Target Distributions to Class B and Class C Limited Partners were reduced to an annual rate of 6% effective with the July 1, 1996 distribution and were suspended after payment of the January 1, 1997 distribution. If the Partnership obtains funds from pending litigation or additional cash is available for distribution after providing for an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

During the Liquidating Phase, scheduled to commence no later than May 1, 1997, the General Partner will proceed with the orderly liquidation of all Partnership assets and no further New Investments can be made. The General Partner shall cause the Partnership to establish cash reserves sufficient to satisfy all liabilities of the Partnership and provide for future contingent liabilities of the Partnership. The remaining cash of the Partnership ("Cash Flow Available for Distribution") shall be distributed to the General Partner and the Limited Partners as discussed below.

During the Liquidating Phase, net proceeds from the collection of payments on and the sale or other disposition of Existing Assets, New Investments, Datronic Assets, Diverted and other assets, proceeds from Partnership Litigation, and temporary investments related to the foregoing net of cash reserves for Partnership liabilities discussed above will be apportioned among the Class A, Class B and Class C Limited Partners, each class as a group, in accordance with each class' interest in such assets. After such net proceeds have been apportioned among the classes of Limited Partners, Liquidating Distributions shall be made to Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter pro rata based on the number of units outstanding.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The Amended Partnership Agreements of the Datronic Partnerships provide for distributions to LRC, on a quarterly basis, of one percent (1%) of the Cash Flow Available for Distribution (as defined in the Partnership's prospectus). In addition, the Partnerships will reimburse LRC for expenses in excess of distributions paid to LRC. LRC distributions and expense reimbursements are being paid one quarter in advance by the Partnerships to LRC. Such advances are subject to adjustment based on LRC's actual expenses. LRC allocates its expenses to each of the Partnerships based on its activities performed for each of the Partnerships. Commencing July 1, 1996, LRC's expense reimbursement includes amounts previously paid by New Era (See Note 7). LRC is entitled to no other fees or other reimbursements from the Partnership.

For 1996, 1995 and 1994, the following aggregate amounts were recorded by the Datronic Partnerships as distributions and expense reimbursements to LRC:

                                                                             Year ended December 31,
                                                                             -----------------------

                                                                 1996                 1995             1994
                                                                 ----                 ----             ----
1% Distribution                                               $  104,304          $  600,440        $  542,271
Expense Reimbursement in excess
   of the 1% Distribution                                      2,955,260           1,261,078         1,414,302
                                                              ----------          ----------        ----------

Total                                                         $3,059,564          $1,861,518        $1,956,573
                                                              ==========          ==========        ==========


The Partnership's share of these amounts was:


                                                                             Year ended December 31,
                                                                             -----------------------

                                                                  1996                  1995              1994
                                                                  ----                  ----              ----
1% Distribution                                               $   29,280          $  101,920        $   52,445
Expense Reimbursement in excess
   of the 1% Distribution                                        335,883             238,450           273,293
                                                              ----------          ----------        ----------

Total                                                         $  365,163          $  340,370        $  325,738
                                                              ==========          ==========        ==========


During the first quarter of 1997, LRC received an aggregate of $1,525,913 from the Datronic Partnerships consisting of an advance of its 1% distribution and expense reimbursement for the first three months of 1997. The Partnership's share of these amounts was $220,166.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 - PARTNERS' EQUITY:


During 1996, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $  156,009      $   75,990         $  26,010        $    -          $  258,009
    Class B                      1,031,631       1,055,362           705,827          522,100        3,314,920
    Class C                          8,950           9,150             6,066            4,525           28,691
                                ----------        --------          --------         --------       ----------

    Total                       $1,196,590      $1,140,502         $ 737,903        $ 526,625       $3,601,620
                                ==========      ==========         =========        =========       ==========

  General Partner               $   17,372      $     (622)        $  45,628        $ (33,098)      $   29,280
                                ==========      ==========         =========        =========       ==========


During 1995, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $   62,016      $   94,990        $   59,989       $   96,135       $  313,130
    Class B                      1,032,878       1,054,793         1,055,470        1,155,758        4,298,899
    Class C                          8,951           9,147             9,151           10,018           37,267
                                ----------      ----------        ----------       ----------       ----------

    Total                       $1,103,845      $1,158,930        $1,124,610       $1,261,911       $4,649,296
                                ==========      ==========        ==========       ==========       ==========

  General Partner               $   31,834      $   15,615        $   15,478       $   38,993       $  101,920
                                ==========      ==========        ==========       ==========       ==========


For the year ended December 31, 1996, distributions per Unit by quarter and for the year to the limited partners were:

                                       Class A          Class B            Class C
                                       -------          -------            -------
                 1st                   $ 30.59          $ 14.80            $ 14.80
                 2nd                     14.90            15.13              15.13
                 3rd                      5.10            10.03              10.03
                 4th                       -               7.49               7.49
                                      --------         --------            -------

                 Total                $  50.59         $  47.45            $ 47.45
                                      ========         ========            =======




                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the year ended December 31, 1995, distributions per Unit by quarter and for the year to the limited partners were:

                                      Class A           Class B            Class C
                                      -------           -------            -------
                 1st                   $ 12.16          $ 14.80            $ 14.80
                 2nd                     18.63            15.12              15.12
                 3rd                     11.76            15.12              15.12
                 4th                     18.85            16.56              16.56
                                       -------          -------            -------

                 Total                 $ 61.40          $ 61.60            $ 61.60
                                       =======          =======            =======


At December 31, 1996 and 1995, there were 5,100 Class A Units, 69,791 Class B Units, 605 Class C Units, and one General Partner Unit outstanding.

Funds raised by current members of each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1996 are:

                                           Funds                 Cumulative
                                           Raised             Distributions
                                           ------             -------------
                 Class A             $  2,550,000              $  1,558,574
                 Class B               34,895,500                19,370,733
                 Class C                  302,500                   167,908
                                      -----------               -----------

                 Total                $37,748,000               $21,097,215
                                      ===========               ===========


During the period from January 1, 1997 to March 12, 1997, distributions paid to the limited partners and to LRC were:


                          Aggregate          Per Unit
                          ---------          --------
Limited Partners
   Class A                $    -            $    -
   Class B                  184,130         $    2.64
   Class C                    1,542         $    2.55
                          ---------

   Total                  $ 185,672
                          =========

General Partner           $    -
                          =========

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - MANAGEMENT AGREEMENT:

During 1993, pursuant to the terms of the Settlement, New Era was engaged to manage the affairs of the Partnership (and other Datronic Partnerships) under the direction of LRC in accordance with the terms of the Management Agreement. The Management Agreement was scheduled to terminate upon the latter of March 31, 2003 or the date upon which the Partnerships are terminated. The Management Agreement provided for the Partnerships to compensate New Era as follows:

(1) Expense Reimbursement: an amount equal to the actual amounts expended in the performance of duties under the Management Agreement (the "Total Actual Operating Cost").


(2) Management Fee: an amount equal to the greater of twenty-five percent (25%) of the Total Actual Operating Cost or $1,020,000 per annum.


(3) Reinvestment Fee: an amount equal to two and one-half percent (2 1/2%) of the total amounts invested in equipment leases on behalf of the Partnerships.


(4) Incentive Fee: an amount equal to thirty-seven and one-half percent (37 1/2%) of the difference between budgeted and actual operating costs incurred by New Era in the performance of services to the Partnerships during the relevant period.

Under the terms of the Management Agreement, the annual Management Fee and the compensation and benefits of the three principals of New Era, included in the Expense Reimbursement, totaled approximately $2 million per annum.

Effective July 1, 1996, the Court approved a Management Termination Agreement whereby New Era relinquished its responsibilities set forth in the Management Agreement. LRC has assumed the duties previously provided by New Era.
Pursuant to the terms of the Management Termination Agreement, during December, 1996, New Era was paid a termination fee of $3.2 million plus accrued interest from July 1, 1996, and, an aggregate $1.0 million plus accrued interest from July 1, 1996, was paid to the three principals of New Era in exchange for their agreement not to compete with the business of the Partnerships for a period of two years. The Partnership's share of these two payments was $563,662.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Pursuant to the terms of the Management Agreement and Management Termination Agreement, New Era was paid the following by the Datronic Partnerships:



                                                                Year ended December 31,
                                             -----------------------------------------------------------
                                             1996                   1995                      1994
                                             ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $3,407,202             $7,492,616                $8,716,867

Reinvestment Fee                                 39,688                546,924                   674,683

Incentive Fee                                     5,809                  -                         -

Termination Fee                               3,267,497                  -                         -

Non-Compete Fee                               1,021,093                  -                         -
                                             ----------             ----------                ----------

     Total                                   $7,741,289             $8,039,540                $9,391,550
                                             ==========             ==========                ==========



The Partnership's share of these amounts was:



                                                                Year ended December 31,
                                             -----------------------------------------------------------
                                             1996                   1995                      1994
                                             ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $  613,590             $1,123,469                $1,089,063

Reinvestment Fee                                 20,654                 92,298                    61,278

Incentive Fee                                       780                  -                         -

Termination Fee                                 429,458                  -                         -

Non-Compete Fee                                 134,204                  -                         -
                                             ----------             ----------                ----------

     Total                                   $1,198,686             $1,215,767                $1,150,341
                                             ==========             ==========                ==========


The Expense Reimbursement, Management Fee, and Incentive Fee paid to New Era were allocated among the Datronic Partnerships based on the level of services that New Era performed for each of the Datronic Partnerships. Reinvestment Fees paid to New Era were allocated to the Datronic Partnerships based on the investments in new leases that were made for each specific Datronic Partnership. The Termination Fee and the Non-Compete Fees were allocated to the Datronic Partnerships in accordance with the anticipated future allocation of management fees had the Management Agreement not been terminated.

All amounts paid to New Era and amounts paid to the principals of New Era under the provisions of the agreement not to compete are collectively referred to as "Management Fees - New Era" in the Statements of Revenue and Expenses.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


At December 31, 1996 New Era owed the Partnership $41,372 for amounts previously advanced in excess of expenses incurred. This amount is recorded as due from Management Company in the accompanying balance sheet and was repaid to the Partnership in January 1997.

As part of the Management Termination Agreement, two of the principals of New Era have been retained as consultants to the Datronic Partnerships for the period July 1, 1996 to March 31, 1999. The consulting agreements provide for monthly payments aggregating $200,000 annually per consultant. The payments have been charged to the Partnerships based on the services performed for each of the Partnerships.


NOTE 8 - DATRONIC ASSETS:

In accordance with the Settlement (see Note 4), substantially all of DRC's assets, net of related debt, were transferred to LRC, as nominee and agent for the Datronic Partnerships for the benefit of Class A and Class B Limited Partners.

Each of the Datronic Partnerships has been assigned an undivided pro-rata share of the Datronic Assets by the Court. Accordingly, the Partnership's share is equal to approximately 10.2% of total Datronic Assets. Datronic Assets are recorded at estimated net realizable value which equals estimated value net of liabilities less an allowance for future expenses including provisions for carrying costs, costs of disposition, and other costs. The estimated net realizable value, in the aggregate for the Datronic Partnerships, of the remaining Datronic Assets as of December 31, 1996 is $0 and consists of cash of $800,892 net of an allowance for future expenses of $800,892.

Future gains or losses (if any) related to Datronic Assets will accrue only to the Class A and Class B Limited Partners. Due to the inherent difficulty in estimating future costs and expenses, there exists a possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

LRC has liquidated substantially all of the Datronic Assets for the benefit of the Partnerships. There are however certain claims pending against Datronic Assets. LRC will distribute the remaining cash to the Datronic Partnerships when all claims have been resolved.


NOTE  9 - INSTALLMENT CONTRACTS RECEIVABLE:

As of December 31, 1995, the Partnership had an installment contract receivable similar to an installment contract receivable

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

owned by Funds XVII, XVIII, XIX and TELIF. Both contracts had the same borrower with identical terms, conditions and collateral. On December 31, 1996, the Partnership received $1,484,151 in full and complete satisfaction of the installment contract receivable described above. Interest income of approximately $954,000, previously unrecognized due to uncertainties surrounding the collectibility of the installment contract receivable, was recognized in the fourth quarter of 1996.


NOTE 10 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in heavily populated states such as California, Florida, and New York. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, printing and photo processing equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, telecommunications equipment, medical equipment and automotive repair equipment. At December 31, 1996 approximately 6% of the Partnership's net investment in direct financing leases are concentrated in the printing industry (15% for Liquidating and 6% for Continuing) approximately 5% are concentrated in the automotive industry (14% for Liquidating and 5% for Continuing Limited Partners), and approximately 5% are concentrated in Nondepository Institutions (14% for Liquidating and 5% for Continuing Limited Partners). There are no other significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.


NOTE 11 -  TRANSACTIONS WITH CRCA AND PCR

At December 31, 1996 and 1995, included in net investment in direct financing leases (Note 12) as a non-performing lease is approximately $3,794,083 and $3,877,358, respectively, due from Computer Rental Corp. of America, Inc. ("CRCA"), under a defaulted master lease agreement. Amounts due from CRCA under the defaulted master lease agreement have been fully reserved in the allowance for lease losses. CRCA is 100% owned by LRC for the benefit of the Partnership and Fund XVIII which is due substantial amounts under a similar defaulted master lease agreement.

Prior to the second quarter of 1996, certain of the equipment under the master lease agreements with the Partnership and Fund XVIII was subject to a sub-lease agreement with PCR International, Inc. ("PCR"). Prior to the sale of PCR discussed below, PCR was controlled and managed by LRC.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

During the second quarter of 1996, the Partnership received $352,225 in full and complete satisfaction of the PCR sublease agreement. Included in lease income is $288,530 related to the termination of the PCR sublease comprised of previously earned but unrecognized lease income of $261,137 and the recognition of previously unearned lease income of $27,393.

SALE OF PCR STOCK - During 1995, the shareholders of PCR approved the sale of PCR. A wholly owned subsidiary of CRCA, CRCA Holdings Corp. ("CRCA Holdings") held shares in PCR, a portion of which were held for the benefit of the Partnership and Fund XVIII and the remainder were held as Recovered Assets.
For the shares which it held, CRCA Holdings received cash of $365,915 and a $344,964 note. The note was payable in 36 equal monthly installments, bore interest at 12% per annum, and was secured by a first security interest in the stock and assets of PCR.

Prior to the stock sale, CRCA advanced $489,955 to CRCA Holdings which utilized the funds to pay $170,000 of expenses associated with the stock sale and to advance $319,955 to PCR. PCR agreed to repay the advance in 36 equal monthly payments including interest at 8.5%.

CRCA Holdings utilized the proceeds from the stock sale (including the expense advance repayment) to pay an additional $15,000 of expenses related to the sale, repay the advance of $489,955 to CRCA and the remaining amounts due from PCR of $525,879 plus interest were allocated as received in the manner in which the PCR stock purchases were originally funded; $357,597 to Recovered Assets, and $84,141 each to the Partnership and Fund XVIII. All amounts due from PCR were paid in full in 1996. A gain on the sale of PCR stock of $19,018 has been included in lease income in 1996.

Pursuant to the terms of the sale, LRC entered into a management and consulting contract with PCR for $274,500 payable in equal monthly installments over three years. The fees were used to offset LRC expenses that would otherwise be reimbursable by the Datronic Partnerships. The contract was prepaid in full during the second quarter of 1996. The Partnership received a credit from LRC of $69,492 representing the Partnership's share of the prepayment.

The stock of PCR held by CRCA Holdings and the proceeds thereof, may have been subject to the claims of a Class Action defendant and a former shareholder of CRCA. As further discussed in Note 4, the claims were released as a condition of a settlement approved February 28, 1997.

SALE OF CRCA ASSETS - During February 1996, CRCA sold substantially all of its assets for $700,000 to SCN Corp. ("New CRCA"), a newly formed company owned by an executive of LRC. CRCA received cash of $60,000 and a 24 month, 12% note in the amount of $640,000 at closing. Subsequently in 1996, New CRCA received an offer from PCR

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

to purchase substantially the same assets sold to New CRCA in the aforementioned transaction for an amount substantially in excess of the purchase price paid by New CRCA. In order to ensure that the Partnership and Fund XVIII received maximum benefit from the sale of the CRCA assets, CRCA repurchased the assets sold to New CRCA for $116,000 and the cancellation of the unpaid promissory note given by New CRCA with a principal balance of $543,659.

On September 13, 1996, CRCA sold all of the assets repurchased from New CRCA (excluding cash) to a subsidiary of PCR ("PCR Sub") for approximately $6.2 million. The purchase price was paid in the form of a senior note of $1,500,000, a subordinated note of approximately $4,200,000, and the assumption of approximately $500,000 of liabilities. Both notes bear interest at 9%. Principal and interest are payable monthly in the aggregate amount of approximately $118,000 commencing November 1, 1996. All principal payments are to be applied to the senior note. The unpaid principal balances aggregating $4.8 million are due November 1, 1997. The senior note is secured by a priority security interest in the assets of PCR Sub. The subordinated note is secured by a security interest in the assets of PCR Sub which is subordinate to a $14 million security interest of another PCR creditor.

CRCA will utilize its cash and amounts received on the notes to liquidate all liabilities not assumed by PCR Sub, including expenses associated with the sale and settlement of claims of the former stockholders of CRCA under the indemnity provisions of the bylaws of CRCA for $150,000 (see Note 4). Remaining funds will be allocated 35% to the Partnership and 65% to Fund XVIII in accordance with their respective interests in the master lease agreements with CRCA. The Partnership will record recoveries on the master lease with CRCA as the cash is received. During 1996, under the terms of the notes, a total of $237,931 was received by CRCA from PCR of which $83,276 was remitted to the Partnership and $154,655 to Fund XVIII.

During September 1996, CRCA paid LRC $289,263 for CRCA related expenses previously incurred by LRC and charged to the Partnership and Fund XVIII as General Partner's expense reimbursement. The amounts repaid to LRC by CRCA have been allocated to the Partnership and Fund XVIII in the manner in which those expenses were originally charged (35% and 65% respectively).
Accordingly, LRC paid $101,242 to the Partnership and $188,021 to Fund XVIII in September, 1996.

The assets of CRCA and the proceeds thereof, may have been subject to the claims of a Class Action defendant and a former shareholder of CRCA. As further discussed in Note 4, the claims were released as a condition of a settlement approved February 28, 1997.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

TRANSACTIONS WITH AFFILIATES - The Partnership Agreement prohibits the Partnership and its affiliates from borrowing from any of the Partnerships or otherwise from dealing with any of the Partnerships with respect to the property or assets, except as specifically set forth in its Partnership Agreement. Accordingly, the following transactions may be deemed to have been in violation of the Partnership Agreement.

During 1995 and 1994, LRC authorized Fund XIX and Finance Fund I to lease equipment to CRCA in the aggregate amounts of $536,786 and $100,000 respectively. The leases were fully repaid during 1996.

As a result of the defaulted master lease agreements described above, LRC is holding the stock of CRCA and during 1995 and 1994 controlled the operations of CRCA for the benefit of the Partnership and Fund XVIII. Therefore, CRCA may be deemed to be an affiliate of LRC and the Partnership and the lease transactions entered into during 1995 and 1994 may be deemed to be violations of the Partnership Agreement.

The sale of CRCA assets to a company owned by an executive of LRC and the subsequent repurchase and sale of the assets to PCR discussed above was determined at the time to be in the best financial interest of the Partnership and Fund XVIII. However, under the provisions of the Partnership Agreement, LRC does not have the authority to cause the Partnership to enter into any transaction with an affiliate involving the sale of leased equipment by the Partnership or the lending of any money by the Partnership. As a result of the defaulted master lease described above, CRCA might be construed to be an asset of the Partnership and Fund XVIII, then the aforementioned transaction might be deemed to be in conflict with the provisions of the Partnership Agreement as the sole shareholder of the Purchaser was an employee (and may be deemed an officer) of LRC.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 12 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1996 and 1995 are as follows:

                                                                     December 31, 1996
                                                     -------------------------------------------------
                                                     Liquidating         Continuing
                                                       Limited             Limited
                                                       Partners           Partners            Total
                                                     -----------         ----------          -------
Minimum lease payments receivable                     $  43,320         $ 3,186,793        $ 3,230,113
Non-performing leases                                   312,632           4,649,504          4,962,136
Estimated residuals                                       2,344              32,333             34,677
Unearned income                                          (1,414)           (404,746)          (406,160)
                                                      ---------         -----------         ----------
Net investment in direct
  financing leases
  before allowance                                      356,882           7,463,884          7,820,766
Allowance for lease losses                             (319,723)         (4,883,064)        (5,202,787)
                                                      ---------         -----------         ----------
Net investment in direct
  financing leases                                    $  37,159         $ 2,580,820         $2,617,979
                                                      =========         ===========         ==========

Amounts currently due
  included in net investment
  in direct financing leases                          $  11,121         $   204,404         $  215,525
                                                      =========         ===========         ==========



                                                                     December 31, 1995
                                                     -------------------------------------------------
                                                     Liquidating         Continuing
                                                       Limited             Limited
                                                       Partners            Partners           Total
                                                     ------------        -----------        ---------
Minimum lease payments receivable                    $  178,295          $5,795,480         $5,973,775
Non-performing leases                                   328,560           4,686,438          5,014,998
Estimated residuals                                       5,955              82,128             88,083
Unearned income                                         (14,186)           (704,369)          (718,555)
Unrecognized income                                     (17,653)           (243,484)          (261,137)
                                                     ----------          -----------        -----------
Net investment in direct
  financing leases before allowance                     480,971           9,616,193         10,097,164
Allowance for lease losses                             (358,572)         (5,068,410)        (5,426,982)
                                                     ----------          ----------         ----------
Net investment in direct
  financing leases                                   $  122,399          $4,547,783         $4,670,182
                                                     ==========          ==========         ==========

Amounts currently due
  included in net investment
  in direct financing leases                         $   16,496          $  385,226         $  401,722
                                                     ==========          ==========         ==========


                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995 and 1996 is as follows:

                                            Liquidating             Continuing
                                             Limited                 Limited
                                             Partners                Partners               Total
                                             --------                --------               -----
  Balance, beginning
     of 1995                                 371,555                 5,253,631            5,625,186
  Additions                                     -                          -                   -
  Charge-offs                                (12,983)                 (185,221)            (198,204)
                                          ----------               -----------          -----------

  Balance, end of 1995                       358,572                 5,068,410            5,426,982
  Reductions                                 (30,629)                  (77,647)            (108,276)
  Charge-offs                                 (8,220)                 (107,699)            (115,919)
                                          ----------               -----------          -----------

  Balance, end of 1996                    $  319,723               $ 4,883,064          $ 5,202,787
                                          ==========               ===========          ===========


The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on leases for each of the succeeding five years ending after December 31, 1996 by Class of Limited Partner are as follows:

                Liquidating              Continuing
                Limited                  Limited
                Partners                 Partners                    Total
             ---------------            ------------           -----------
    1997       $    43,121              $1,787,500               1,830,621
    1998               199                 805,156                 805,355
    1999            -                      382,827                 382,827
    2000            -                      201,497                 201,497
    2001            -                        9,813                   9,813
               -----------              -----------            -----------

               $    43,320              $ 3,186,793            $ 3,230,113
               ===========              ===========            ===========


During 1996, the Partnership and Fund XIX each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were approximately $583,000.

                    DATRONIC EQUIPMENT INCOME FUND XX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 13 - INCOME TAXES:

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. A reconciliation of net earnings determined in accordance with generally accepted accounting principles and loss for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1996 follows:

                                                       Liquidating        Continuing
                                        General          Limited            Limited
                                        Partner           Partners          Partners           Total
                                       ---------       -----------        ----------         --------
Net earnings per accompanying
  statements                             $    630      $    26,177         $   36,260     $    63,067
Effect of leases treated as
  operating leases for tax
  purposes                                    107              715              9,864          10,686
Effect of principal repayments
  treated as income for tax
  purposes                                 (9,802)         (65,591)          (904,766)       (980,159)
Provision for lease and
  installment contract
  losses                                      833            5,573             76,870          83,276
Provision for loss on
  Diverted and other assets                   408            2,731             37,666          40,805
Provision for Class Counsel
  fees and expenses, net                      -            ( 6,584)           (90,028)        (96,612)

Other, net                                    501            2,718             46,814          50,033
                                        ---------     ------------       ------------    ------------

Loss for Federal income tax
  purposes in total                      $ (7,323)     $   (34,261)      $   (787,320)     $ (828,904)
                                         ========      ===========       ============      ==========




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. Pursuant to the terms of the Settlement discussed in Part II, Item 8 - Note 4, LRC became general partner in 1993. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them is as follows:

  Directors and Executive Officers of Lease Resolution Corp.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. None of the executive officers of LRC were previously affiliated with Datronic. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                Director
         Name                               Position and Office                                  Since
   ------------------                   --------------------------                              -------
   Donald D. Torisky                    Chairman of the Board and
                                        Chief Executive Officer                                 12/92

   Robert P. Schaen                     Vice-Chairman of the Board and
                                        Chief Financial Officer                                 12/92

   Arthur M. Mintz                      Vice-Chairman of the Board and
                                        General Counsel                                         12/92

Donald D. Torisky, age 58, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where he has coordinated Management consulting opportunities for national and international Fortune 500 finance companies prior to March 1993. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard

Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 70, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 60, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.


ITEM 11- MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 7 to the Partnership's financial statements included in Item
8.  As further discussed in the Partnership's financial statements included in
Item 8 - Note 11  - LRC received certain fees ($190,624 in 1996, and $83,876 in
1995) in accordance with a management and consulting contract with PCR. The fees are offset by LRC against costs which would otherwise be reimbursed by the Datronic Partnerships. Also see Note 11 for expense reimbursements of $289,263 made in connection with the sale of CRCA assets.

Compensation paid to the Chief Executive Officer of LRC during 1996 was as follows:

           Chairman of the
           Board and Chief                                    All Other
          Executive Officer              Salary             Compensation(b)
          -----------------              ------             ------------
          Donald D. Torisky              $406,905             $9,000(a)

       (a) Represents the value of LRC's contribution to LRC's Simplified Employee Pension Plan allocable to Mr. Torisky for services rendered during 1996.

       (b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 11.94%.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 7 to the Partnership's financial statements included in Item
8.  As further discussed in the Partnership's financial statements included in
Item 8 - Note 11  - LRC received certain fees ($190,624 in 1996, and $83,876 in
1995) in accordance with a management and consulting contract with PCR. The fees are offset by LRC against costs which would otherwise be reimbursed by the Datronic Partnerships. Also see Note 11 for expense reimbursements of $289,263 made in connection with the sale of CRCA assets.

See Note 11 TRANSACTIONS WITH CRCA AND PCR - TRANSACTIONS WITH AFFILIATES to the Partnership's financial statements included in Item 8 for transactions with CRCA.

As more fully described in Note 11 - TRANSACTIONS WITH CRCA AND PCR, to the Partnership's financial statements included in Item 8, during 1996 substantially all of the assets of CRCA excluding amounts due from PCR, were sold to an executive of LRC. Subsequently, during 1996 substantially the same assets were repurchased by CRCA and sold to PCR.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements

         See Index to Financial Statements included in Item 8 of this report.


     (2) Financial Statement Schedules

         None.

     (3) Exhibits

         The Exhibits listed in the Exhibit Index immediately following the signature page are filed as a part of this report.

(b)  Reports on Form 8-K

   The Partnership filed a Form 8-K, dated September 30, 1996, concerning transactions with CRCA. (See Item 8, Note 11)

   The Partnership filed a Form 8-K, dated December 12, 1996, disclosing the approval of a Management Termination Agreement. (See Item 8, Note 7)

   The Partnership filed a Form 8-K, dated January 7, 1997, concerning the disposition of a significant asset. (See Item 8, Note 9)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1997.


          DATRONIC EQUIPMENT INCOME FUND XX, L.P.

March 26, 1997         By: Lease Resolution Corporation,
                           General Partner



                            By:  /s/ Donald D. Torisky
                               -------------------------------------
                                Donald D. Torisky
                                Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:   /s/ Donald D. Torisky                                  March 26, 1997
     -------------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.



By:   /s/ Robert P. Schaen                                   March 26, 1997
     -------------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.




By:   /s/ Arthur M. Mintz                                    March 26, 1997
     -------------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
------------                               -----------

          10                               Management Termination Agreement,
                                           effective July 1, 1996.

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.