Form 10-Q
period 1997-03-31
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1997-05-12
CIK 875272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                             Exchange Act of 1934
                       ---------------------------------

For the Quarter Ended
   March 31, 1997                                Commission File Number  0-21260
---------------------                            -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


  Delaware                                                     36-3763539
----------------                                     ---------------------------
State or other                                       IRS Employer Identification
jurisdiction of                                      Number
incorporation or
organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    -------------------------
Address of principal                                     City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
                                                     -------------------------

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)  Yes   x    No
                                       -----     -----

                              (2)  Yes  x     No
                                       -----     -----

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                         PART I - FINANCIAL INFORMATION

Item 1.
-------

  Index to Financial Statements

    Balance Sheets

      March 31, 1997 (unaudited)                                               3

      December 31, 1996                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1997                                5

      For the three months ended March 31, 1996                                6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1997                                7
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1997                                8

      For the three months ended March 31, 1996                                9


    Notes to Financial Statements                                             10

Item 2.
-------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        11 - 13

                         PART II - OTHER INFORMATION

Items 1-6.                                                                    14
----------


                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                                 BALANCE SHEETS

                                 March 31, 1997
                                  (Unaudited)


                                                       Liquidating          Continuing
                                                        Limited              Limited
                                                        Partners             Partners             Total
                                                        --------            ----------            -----
ASSETS
------

Cash and cash equivalents                               $205,182           $2,568,876           $2,774,058
Net investment in direct
  financing leases                                        21,814            2,091,678            2,113,492
Diverted and other assets, net                            14,389              198,473              212,862
Datronic assets                                             -                    -                    -
Organization costs, net of
  accumulated amortization
  of $61,651 and $850,346,
  respectively                                             2,125               29,317               31,442
Acquisition costs, net of
  accumulated amortization
  of $70,162 and $967,733,
  respectively                                             2,135               29,448               31,583
                                                        --------           ----------           ----------

                                                        $245,645           $4,917,792           $5,163,437
                                                        ========           ==========           ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                      $    370           $   14,402           $   14,772
Lessee rental deposits                                     2,877               53,932               56,809
                                                        --------           ----------           ----------

Total liabilities                                          3,247               68,334               71,581

Total partners' equity                                   242,398            4,849,458            5,091,856
                                                        --------           ----------           ----------

                                                        $245,645           $4,917,792           $5,163,437
                                                        ========           ==========           ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                December 31, 1996


                                                                Liquidating       Continuing
                                                                  Limited          Limited
                                                                  Partners         Partners          Total
                                                                  --------         --------          -----
ASSETS
------

Cash and cash equivalents                                      $   198,315       $2,336,816      $2,535,131
Due from management company                                          2,306           39,066          41,372
Net investment in
  direct financing leases                                           37,159        2,580,820       2,617,979
Diverted and other assets, net                                      14,389          198,473         212,862
Datronic assets, net                                                  -                -               -
Organization costs, net of
  accumulated amortization
  of $58,463 and $806,371,
  respectively                                                       5,313           73,292          78,605
Acquisition costs, net of
  accumulated amortization of
  $66,959 and $923,562,
  respectively                                                       5,338           73,619          78,957
                                                               -----------       ----------      ----------

                                                               $   262,820       $5,302,086      $5,564,906
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

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1997
                                  (Unaudited)


                                                       Liquidating          Continuing
                                                         Limited             Limited
                                                        Partners             Partners              Total
                                                        --------             --------              -----
Revenue:
  Lease income                                          $  1,068            $  80,689            $  81,757
  Interest income                                          2,003               32,233               34,236
                                                        --------            ---------            ---------

                                                           3,071              112,922              115,993
                                                        --------            ---------            ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                        6,391               88,146               94,537
  General Partner's
    expense reimbursement                                 15,927              239,841              255,768
  Professional fees                                        3,109               46,355               49,464
  Other operating expenses                                   497                7,204                7,701
  Credit for lease losses                                 (8,428)            (116,241)            (124,669)
                                                        --------             --------             --------

                                                          17,496              265,305              282,801
                                                        --------            ---------            ---------


Net loss                                                $(14,425)           $(152,383)           $(166,808)
                                                        ========            =========            =========


Net loss - General Partner                              $   (144)           $  (1,524)           $  (1,668)
                                                        ========            =========            =========


Net loss - Limited Partners                             $(14,281)           $(150,859)           $(165,140)
                                                        ========            =========            =========


Net loss per limited partnership
  unit                                                    $(2.80)              $(2.14)
                                                          ======               ======

Weighted average number
  of limited partnership units
  outstanding                                              5,100               70,396
                                                           =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 1996
                                  (Unaudited)


                                                       Liquidating          Continuing
                                                         Limited             Limited
                                                        Partners             Partners              Total
                                                        --------             --------              -----
Revenue:
  Lease income                                          $  5,610            $ 179,301            $ 184,911
  Interest income                                          5,237               76,214               81,451
                                                        --------            ---------            ---------

                                                          10,847              255,515              266,362
                                                        --------            ---------            ---------

Expenses:
  Amortization of organization
    and equipment acquisition
    costs                                                  6,391               88,147               94,538
  Management fees-New Era                                 13,342              370,198              383,540
  General Partner's
    expense reimbursement                                  7,683              105,970              113,653
  Professional fees                                        4,742               66,500               71,242
  Other operating expenses                                   698               16,992               17,690
                                                        --------            ---------            ---------

                                                          32,856              647,807              680,663
                                                        --------            ---------            ---------


Net loss                                                $(22,009)           $(392,292)           $(414,301)
                                                        ========            =========            =========


Net loss - General Partner                              $   (220)           $  (3,923)           $  (4,143)
                                                        ========            =========            =========


Net loss - Limited Partners                             $(21,789)           $(388,369)           $(410,158)
                                                        ========            =========            =========


Net loss per limited partnership
  unit                                                    $(4.27)              $(5.52)
                                                          ======               ======

Weighted average number
  of limited partnership units
  outstanding                                              5,100               70,396
                                                           =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                               Liquidating        Continuing
                                               General           Limited           Limited               Total
                                              Partner's         Partners'          Partners'            Partners'
                                               Equity            Equity             Equity               Equity
                                               ------            ------             ------               ------
Balance, December 31, 1996                    $(306,906)*       $272,834           $5,478,408          $5,444,336

  Distributions to partners                        -                -                (185,672)           (185,672)
  Net loss                                       (1,668)         (14,281)            (150,859)           (166,808)
  Allocation of General
    Partner's Equity                            308,574          (16,155)            (292,419)               -
                                              ---------         --------           ----------          ----------


Balance, March 31, 1997                       $    -            $242,398           $4,849,458          $5,091,856
                                              =========         ========           ==========          ==========



* Balance as previously reported was $0 due to allocation of $16,011 and $290,895 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1997
                                  (Unaudited)


                                                            Liquidating         Continuing
                                                              Limited            Limited
                                                              Partners           Partners                  Total
                                                              --------           --------                  -----
Cash flows from operating activities:
  Net loss                                                    $ (14,425)         $ (152,383)           $ (166,808)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
    Amortization expense                                          6,391              88,146                94,537
    Credit for lease losses                                      (8,428)           (116,241)             (124,669)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                                 (1,949)            (47,019)              (48,968)
      Lessee rental deposits                                       (801)                780                   (21)
      Due to management company                                   2,306              39,066                41,372
                                                              ---------         -----------           -----------

                                                                (16,906)           (187,651)             (204,557)
                                                              ---------         -----------           -----------

Cash flows from investing activities:
  Principal collections on leases                                23,773             605,383               629,156
                                                              ---------         -----------            ----------

Cash flows from financing activities:
  Distributions to Limited Partners                                -               (185,672)             (185,672)
                                                              ---------         -----------            ----------

Net increase in cash and
  cash equivalents                                                6,867             232,060               238,927

Cash and cash equivalents:
  Beginning of year                                             198,315           2,336,816             2,535,131
                                                              ---------          ----------            ----------


  End of first quarter                                        $ 205,182          $2,568,876            $2,774,058
                                                              =========          ==========            ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1996
                                  (Unaudited)


                                                             Liquidating          Continuing
                                                               Limited             Limited
                                                              Partners             Partners               Total
                                                             ----------           ----------            ---------
Cash flows from operating activities:
  Net loss                                                    $ (22,009)         $ (392,292)           $ (414,301)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
    Amortization expense                                          6,391              88,147                94,538
    Changes in assets and
      liabilities:
      Accounts payable and
        accrued expenses                                         (2,145)            (27,188)              (29,333)
      Lessee rental deposits                                         24                 340                   364
      Due to management company                                      16             (19,549)              (19,533)
                                                              ---------          ----------            ----------

                                                                (17,723)           (350,542)             (368,265)
                                                              ---------          ----------            ----------

Cash flows from investing activities:
  Purchases of lease receivables                                   -             (1,093,987)           (1,093,987)
  Principal collections on leases                                36,709             762,639               799,348
  Sale of leases                                                  2,405             580,250               582,655
  Principal collections on
    installment contract
    receivable                                                    8,414             116,056               124,470
                                                              ---------          ----------            ----------

                                                                 47,528             364,958               412,486
                                                              ---------          ----------            ----------

Cash flows from financing activities:
  Distributions to
    Limited Partners                                           (156,009)         (1,040,581)           (1,196,590)
  Distributions to
    General Partner                                                (408)            (16,964)              (17,372)
                                                              ---------          ----------            ----------

                                                               (156,417)         (1,057,545)           (1,213,962)
                                                              ---------          ----------            ----------

Net decrease in cash and
  cash equivalents                                             (126,612)         (1,043,129)           (1,169,741)

Cash and cash equivalents:
  Beginning of year                                             253,297           2,470,149             2,723,446
                                                              ---------          ----------            ----------


  End of first quarter                                        $ 126,685          $1,427,020            $1,553,705
                                                              =========          ==========            ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 30, 1991 for the purpose of acquiring and leasing both high- and low-technology equipment. The offering of limited partnership units terminated on May 1, 1992. Reference is made to Notes 3, 4 and 5 to the Partnership's financial statements included in the 1996 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1996 Form 10-K.


NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners were suspended after payment of the January 1, 1997 distribution.

NOTE 4 - LEASE PORTFOLIO SALE:

During the three months ended March 31, 1996, the Partnership and Datronic Equipment Income Fund XIX, L.P. each entered into separate agreements to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's share of the proceeds was approximately $583,000.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through March 31, 1997. The discussion and analysis of results of operations is for the three month period ended March 31, 1997 as compared to the corresponding period in 1996.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 1997, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses, and make distributions to limited partners.

The Partnership's net investment in direct financing leases decreased by approximately $504,000 for the period ended March 31, 1997 as compared to the period ended December 31, 1996. This decrease is primarily attributable to principal collections of approximately $629,000, partially offset by a credit for lease loss of approximately $125,000.

Accounts payable and accrued expenses decreased approximately $49,000 during the three months ended March 31, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Partners' equity decreased approximately $353,000 during the three months ended March 31, 1997 due to distributions to partners of approximately $186,000 and a net loss of approximately $167,000.

During the three months ended March 31, 1997, the Partnership's operating activities resulted in a use of approximately $205,000 of cash. This was due to a net loss of approximately $167,000 and decreases in accounts payable and accrued expenses and lessee rental deposits of approximately $49,000 and a non-cash credit for lease loss of $125,000, partially offset by a decrease in due from management company of approximately $41,000 and a non-cash amortization expense of approximately $95,000. During the period, cash flows from investing activities aggregated approximately $629,000 comprised of principal collections on leases. Cash flows used for financing activities of approximately $186,000, consisted of distributions to limited partners.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the July 1, 1996 distribution. Distributions to the Continuing Limited Partners were suspended after the January 1, 1997 distribution. It is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnership's (see Notes 3, 4, and 8 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved, and the amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the March 31, 1997 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $103,000 during the three months ended March 31, 1997 as compared to the corresponding period in 1996 due to the declining lease portfolio.

Interest income decreased approximately $47,000 during the three months ended March 31, 1997 as compared to the corresponding period in 1996. This decrease is primarily due to the early payoff of an installment contract receivable in December 1996.

Management fees - New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three months ended March 31, 1997 as compared to approximately $384,000 for the same period in 1996. Subsequent to June 30, 1996 the General Partner has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 7 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents amounts paid to LRC in its capacity as general partner in excess of general partner distributions. Total amounts paid to LRC for the three months ended March 31, 1997 were approximately $256,000 (all of which represents the general partner's expense reimbursement). Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $131,000 ($114,000 representing general partner's expense reimbursement and $17,000 representing general partner distributions).

The increase of approximately $125,000 results from expenses of approximately $140,000 incurred in 1997 to manage the day-to-day operations of the Partnership due to the termination of the Management Agreement with New Era as of June 30 1996 (see Note 7 to the Partnership's financial statements included in the 1996 Form 10-K), partially offset by an overall decrease in all other expenses of approximately $15,000.

Professional fees decreased approximately $22,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreased legal fees relating to Partnership claims against former accountants and others, and audit fees.

Other operating expenses decreased approximately $10,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreased bank charges and UCC filing fees.

Credit for lease losses reflects Management's ongoing assessment of potential loss inherent in the lease portfolio and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1997.





                                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                     Registrant





                             By:     /s/DONALD D. TORISKY
                                     ---------------------
                                     Donald D. Torisky
                                     Chairman and Chief Executive Officer,
                                     Lease Resolution Corporation
                                     General Partner of
                                     Datronic Equipment Income Fund XX, L.P.




                             By:     /s/ROBERT P. SCHAEN
                                     -----------------------
                                     Robert P. Schaen
                                     Vice-Chairman and Chief Financial Officer,
                                     Lease Resolution Corporation,
                                     General Partner of
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