Form 10-Q
period 1997-06-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1997-08-13
CIK 875272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                             Exchange Act of 1934
                       ----------------------------------


For the Quarter Ended
June 30, 1997                                    Commission File Number  0-21260
---------------------                            -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                ---------------------------------------------
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

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
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

                             (1)  Yes  x   No  ___

                             (2)  Yes  x   No  ___

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 1997 (unaudited)                                        3

      December 31, 1996                                                4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1997                         5

      For the three months ended June 30, 1996                         6

      For the six months ended June 30, 1997                           7

      For the six months ended June 30, 1996                           8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1997
        (unaudited)                                                    9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1997                          10

      For the six months ended June 30, 1996                          11

    Notes to Financial Statements                                     12

Item 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  13 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                            16

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                 June 30, 1997
                                  (Unaudited)


                                                    Liquidating          Continuing
                                                      Limited              Limited
                                                      Partners            Partners               Total
                                                     ----------          ----------            ---------
ASSETS

Cash and cash equivalents                               $215,169           $3,029,927           $3,245,096
Net investment in direct
  financing leases                                         8,255            1,619,918            1,628,173
Diverted and other assets, net                            14,389              198,473              212,862
Datronic assets                                              -                    -                    -
                                                         -------            ---------            ---------
                                                        $237,813           $4,848,318           $5,086,131
                                                        ========           ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                      $    356           $   13,744          $    14,100
Lessee rental deposits                                     2,357               44,545               46,902
                                                        --------           ----------          -----------

Total liabilities                                          2,713               58,289               61,002

Total partners' equity                                   235,100            4,790,029            5,025,129
                                                        --------           ----------          -----------

                                                        $237,813           $4,848,318          $ 5,086,131
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

                                                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                                                 BALANCE SHEETS
                                                                December 31, 1996

                                                         Liquidating       Continuing
                                                           Limited           Limited
                                                           Partners         Partners           Total
                                                          ----------       ----------        ---------
ASSETS

Cash and cash equivalents                                   $ 198,315         $2,336,816         $2,535,131
Due from management company                                     2,306             39,066             41,372
Net investment in direct
  financing leases                                             37,159          2,580,820          2,617,979
Diverted and other assets, net                                 14,389            198,473            212,862
Datronic Assets                                                   -                  -                  -
Organization costs, net of
  accumulated amortization
  of $58,463 and $806,371,
  respectively                                                  5,313             73,292             78,605
Acquisition costs, net of
  accumulated amortization of
  $66,959 and $923,562,
  respectively                                                  5,338             73,619             78,957
                                                            ---------         ----------         ----------
                                                            $ 262,820         $5,302,086         $5,564,906
                                                            =========         ==========         ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                          $   2,319         $   61,421         $   63,740
Lessee rental deposits                                          3,678             53,152             56,830
                                                            ---------         ----------         ----------
Total liabilities                                               5,997            114,573            120,570

Total partners' equity                                        256,823          5,187,513          5,444,336
                                                            ---------         ----------         ----------
                                                            $ 262,820         $5,302,086         $5,564,906
                                                            =========         ==========         ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)



                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                     ----------           ----------          ---------
Revenue:
  Lease income                                          $    697            $  69,924            $  70,621
  Interest income                                          2,259               31,458               33,717
                                                        --------            ---------            ---------

                                                           2,956              101,382              104,338
                                                        --------            ---------            ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                        4,260               58,765               63,025
  General Partner's expense
    reimbursement                                         11,469              177,305              188,774
  Professional fees                                        2,713               38,665               41,378
  Other operating expenses                                   178                1,467                1,645
  Credit for lease losses                                 (8,366)            (115,391)            (123,757)
                                                        --------            ---------            ---------
                                                        $ 10,254            $ 160,811            $ 171,065
                                                        --------            ---------            ---------

Net loss                                                $ (7,298)           $ (59,429)           $ (66,727)
                                                        ========            =========            =========

Net loss - General Partner                              $    (73)           $    (594)           $    (667)
                                                        ========            =========            =========

Net loss - Limited Partners                             $ (7,225)           $ (58,835)           $ (66,060)
                                                        ========            =========            =========

Net loss per limited
  partnership unit                                        $(1.42)              $(0.84)
                                                          ======               ======

Weighted average number
  of limited partnership units
  outstanding                                              5,100               70,396
                                                           =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                     ----------           ----------          ---------
Revenue:
  Lease income                                          $ 24,188            $ 433,364            $ 457,552
  Interest income                                          3,034               47,560               50,594
                                                        --------            ---------            ---------
                                                          27,222              480,924              508,146
                                                        --------            ---------            ---------
Expenses:
  Amortization of organization
    and equipment acquisition costs                        6,390               88,148               94,538
  Management fees-New Era                                 12,332              239,829              252,161
  General Partner's expense
    reimbursement credit                                    (890)             (12,268)             (13,158)
  Professional fees                                        3,123               43,457               46,580
  Other operating expenses                                   169                2,967                3,136
                                                        --------            ---------            ---------
                                                          21,124              362,133              383,257
                                                        --------            ---------            ---------

Net earnings                                            $  6,098            $ 118,791            $ 124,889
                                                        ========            =========            =========

Net earnings - General Partner                          $     61            $   1,189            $   1,250
                                                        ========            =========            =========

Net earnings - Limited Partners                         $  6,037            $ 117,602            $ 123,639
                                                        ========            =========            =========

Net earnings per limited
  partnership unit                                         $1.18               $ 1.67
                                                           =====               ======
Weighted average number
  of limited partnership
  units outstanding                                        5,100               70,396
                                                           =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                     ----------           ----------          ---------
Revenue:
  Lease income                                          $  1,765            $ 150,613           $  152,378
  Interest income                                          4,262               63,691               67,953
                                                        --------            ---------           ----------
                                                           6,027              214,304              220,331
                                                        --------            ---------           ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                       10,651              146,911              157,562
  General Partner's
    expense reimbursement                                 27,396              417,146              444,542
  Professional fees                                        5,822               85,020               90,842
  Other operating expenses                                   675                8,671                9,346
  Credit for lease losses                                (16,794)            (231,632)            (248,426)
                                                        --------           ----------           ----------
                                                          27,750              426,116              453,866
                                                        --------           ----------           ----------

Net loss                                                $(21,723)          $ (211,812)          $ (233,535)
                                                        ========           ==========           ==========

Net loss - General Partner                              $   (217)          $   (2,118)          $   (2,335)
                                                        ========           ==========           ==========

Net loss - Limited Partners                             $(21,506)          $ (209,694)          $ (231,200)
                                                        ========           ==========           ==========

Net loss per limited
  partnership unit                                        $(4.22)              $(2.98)
                                                          ======               ======
Weighted average number
  of limited partnership
  units outstanding                                        5,100               70,396
                                                           =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                     ----------           ----------          ---------
Revenue:
  Lease income                                          $ 29,798            $ 612,665           $  642,463
  Interest income                                          8,271              123,774              132,045
                                                        --------            ---------           ----------
                                                          38,069              736,439              774,508
                                                        --------            ---------           ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                       12,781              176,295              189,076
  Management fees-New Era                                 25,674              610,027              635,701
  General Partner's
    expense reimbursement                                  6,793               93,702              100,495
  Professional fees                                        7,865              109,957              117,822
  Other operating expenses                                   867               19,959               20,826
                                                        --------           ----------           ----------
                                                          53,980            1,009,940            1,063,920
                                                        --------           ----------           ----------

Net loss                                                $(15,911)          $ (273,501)          $ (289,412)
                                                        ========           ==========           ==========

Net loss - General Partner                              $   (159)          $   (2,735)          $   (2,894)
                                                        ========           ==========           ==========

Net loss - Limited Partners                             $(15,752)          $ (270,766)          $ (286,518)
                                                        ========           ==========           ==========

Net loss per limited
  partnership unit                                        $(3.09)              $(3.85)
                                                          ======               ======
Weighted average number
  of limited partnership
  units outstanding                                        5,100               70,396
                                                           =====               ======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                              Liquidating       Continuing
                                             General            Limited          Limited            Total
                                            Partner's          Partners'        Partners'         Partners'
                                              Equity            Equity            Equity           Equity
                                             --------          --------          --------         --------
Balance, December 31, 1996                    $(306,906)*         $272,834        $5,478,408       $5,444,336

  Distributions to partners                        -                  -             (185,672)        (185,672)
  Net loss                                       (2,335)           (21,506)         (209,694)        (233,535)
  Allocation of General
    Partner's equity                            309,241            (16,228)         (293,013)           -
                                             ----------           --------        ----------       ----------


Balance, June 30, 1997                       $     -              $235,100        $4,790,029       $5,025,129
                                             ==========           ========        ==========       ==========



* Balance as previously reported was $0 due to allocation of $16,011 and $290,895 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)

                                                            Liquidating         Continuing
                                                              Limited            Limited
                                                              Partners           Partners            Total
                                                             ----------         ----------         ---------
Cash flows from operating activities:
  Net loss                                                      $ (21,723)       $  (211,812)        $ (233,535)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                                           10,651            146,911            157,562
    Credit for lease losses                                       (16,794)          (231,632)          (248,426)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                                   (1,963)           (47,677)           (49,640)
      Lessee rental deposits                                       (1,321)            (8,607)            (9,928)
      Due to management company                                     2,306             39,066             41,372
                                                                ---------         ----------     -   ----------
                                                                  (28,844)          (313,751)          (342,595)
                                                                ---------         ----------         ----------
Cash flows from investing activities:
  Principal collections on leases                                  45,698          1,192,534          1,238,232
                                                                ---------         ----------         ----------

Cash flows from financing activities:
  Distributions to Limited Partners                                  -              (185,672)          (185,672)
                                                                ---------         ----------         ----------

Net increase in cash and
  cash equivalents                                                 16,854            693,111            709,965

Cash and cash equivalents:
  Beginning of year                                               198,315          2,336,816          2,535,131
                                                                ---------         ----------         ----------

  End of second quarter                                         $ 215,169         $3,029,927         $3,245,096
                                                                =========         ==========         ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                                  Liquidating        Continuing
                                                                    Limited            Limited
                                                                   Partners           Partners              Total
                                                                  ----------         ----------           ---------
Cash flows from operating activities:
  Net loss                                                            $ (15,911)       $  (273,501)        $ (289,412)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                                                 12,781            176,295            189,076
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                                         (2,375)           (35,665)           (38,040)
      Lessee rental deposits                                               (517)            (7,193)            (7,710)
      Due to management company                                              15            (24,065)           (24,050)
                                                                      ---------         ----------         ----------
                                                                         (6,007)          (164,129)          (170,136)
                                                                      ---------         ----------         ----------
Cash flows from investing activities:
  Purchases of lease receivables                                           -            (1,375,398)        (1,375,398)
  Principal collections on leases                                        72,893          1,696,030          1,768,923
  Sale of leases                                                          2,405            580,250            582,655
  Principal collections on
    installment contract receivable                                      17,040            235,038            252,078
                                                                      ---------         ----------         ----------
                                                                         92,338          1,135,920          1,228,258
                                                                      ---------         ----------         ----------
Cash flows from financing activities:
  Distributions to Limited Partners                                    (231,999)        (2,105,093)        (2,337,092)
  Distributions to General Partner                                         (666)           (16,084)           (16,750)
                                                                      ---------         ----------         ----------
                                                                       (232,665)        (2,121,177)        (2,353,842)
                                                                      ---------         ----------         ----------
Net decrease in cash and
  cash equivalents                                                     (146,334)        (1,149,386)        (1,295,720)

Cash and cash equivalents:
  Beginning of year                                                     253,297          2,470,149          2,723,446
                                                                      ---------         ----------         ----------

  End of second quarter                                               $ 106,963         $1,320,763         $1,427,726
                                                                      =========         ==========         ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through June 30, 1997. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership and make distributions to limited partners.

The Partnership's net investment in direct financing leases decreased by approximately $990,000 for the period ended June 30, 1997 as compared to the period ended December 31, 1996. This decrease is primarily attributable to principal collections of approximately $1,238,000, partially offset by a credit for lease loss of approximately $248,000.

Accounts payable and accrued expenses decreased approximately $50,000 during the six months ended June 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Partners' equity decreased approximately $419,000 during the six months ended June 30, 1997 due to distributions to partners of approximately $186,000 and a net loss of approximately $233,000.

During the six months ended June 30, 1997, the Partnership's operating activities resulted in a use of approximately $343,000 of cash. This was due to a net loss of approximately $233,000 and decreases in accounts payable and accrued expenses and lessee rental deposits of approximately $60,000 and a non-cash credit for lease loss of $248,000, partially offset by a decrease in due from management company of approximately $41,000 and a non-cash amortization expense of approximately $157,000. During the period, cash flows from investing activities aggregated approximately $1,238,000 relating to principal collections on leases. Cash flows used for financing activities of approximately $186,000, consisted of distributions to limited partners.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnership's (see Notes 3, 4, and 8 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the June 30, 1997 Balance Sheets (see financial statements included in Item 1).


Results of Operations

Lease income decreased approximately $387,000 and $490,000 during the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to approximately $308,000 of income resulting from transactions with PCR recorded in the second quarter of 1996 (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K) and the declining lease portfolio.

Interest income decreased approximately $17,000 and $64,000 during the three and six month periods ended June 30, 1997 as compared to the corresponding period in 1996. This decrease is primarily due to an early payoff of an installment contract receivable in December 1996, partially offset by additional interest earned as a result of increased cash balances.

Amortization expense decreased approximately $32,000 during the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 due to these costs becoming fully amortized as of May 31,1997.

Management fees - New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three and six month periods ended June 30, 1997 as compared to approximately $252,000 and $636,000
for the same periods in 1996.    Subsequent to June 30, 1996 LRC has assumed
responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement (see Note 7 to the Partnership's financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement represents amounts paid to LRC in its capacity as general partner in excess of what LRC received as partner distributions. Total amounts paid to LRC for the three and six month periods ended June 30, 1997 were approximately $189,000 and $445,000 respectively, (all of which represents the general partner's expense reimbursement). Total amounts paid to LRC for the three and six month periods ended June 30, 1996 were approximately $13,000 (credit) and $117,000 respectively, ($100,000 representing general partner's expense reimbursement and $17,000 representing general partner distributions). The increases of $202,000 and $328,000 respectively, represent incremental expenses associated with LRC's assumption of the day-to-day management of the Partnership's operations effective July 1, 1996. These expenses were previously included in Management Fees- New Era (see
Note 7 to the Partnership's financial statements included in the 1996 Form 10-K). Included in 1997 expenses is $25,000 representing a one time expense associated with the relocation of former New Era employees to reduced office space. Further, in 1996, the LRC expense reimbursement reflected the benefit of $67,000 representing the early payoff of management and consulting fees associated with PCR, (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K).

Professional fees decreased approximately $5,000 and $27,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to decreased legal fees relating to Partnership matters and audit fees.

Other operating expenses decreased approximately $1,000 and $11,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to decreases in bank charges, UCC filing fees and miscellaneous expenses.

Credit for lease losses of approximately $124,000 and $248,000 for the three and six month periods ended June 30, 1997 represent recoveries on the Master Lease with CRCA (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K).

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1997.





                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    Registrant



            By:     /s/DONALD D. TORISKY
                    ------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.




            By:     /s/ROBERT P. SCHAEN
                    -----------------------------------------
                    Robert P. Schaen
                    Vice Chairman and Chief Financial Officer
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.