Form 10-Q
period 1997-09-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1997-11-13
CIK 875272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934




        For the Quarter Ended
        September 30, 1997             Commission File Number  0-21260
        ---------------------          -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



             Delaware                              36-3763539
         ---------------------         -------------------------------
           State or other                  IRS Employer Identification
           jurisdiction of                            Number
           incorporation or
           organization

         1300 E. Woodfield Road, Suite 312  Schaumburg, Illinois 60173
         ---------------------------------  --------------------------
             Address of principal              City, State, Zip Code
               executive offices

         Registrant's telephone number:        (847) 240-6200
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

                                (1)  Yes  x   No
                                         ---     ---
                                (2)  Yes  x   No
                                         ---     ---

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                  FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.

 Index to Financial Statements

     Balance Sheets

       September 30, 1997 (unaudited)                            3

       December 31, 1996                                         4

     Statements of Revenue and Expenses (unaudited)

       For the three months ended September 30, 1997             5

       For the three months ended September 30, 1996             6

       For the nine months ended September 30, 1997              7

       For the nine months ended September 30, 1996              8

     Statements of Changes in Partners' Equity

       For the nine months ended September 30, 1997
        (unaudited)                                              9

     Statements of Cash Flows (unaudited)

       For the nine months ended September 30, 1997             10

       For the nine months ended September 30, 1996             11

     Notes to Financial Statements                         12 - 13

Item 2.

 Management's Discussion and Analysis of
   Financial Condition and Results of Operations           14 - 17

PART II - OTHER INFORMATION

Items 1-6.                                                      18
                                      2

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                               BALANCE SHEETS
                             September 30, 1997
                                 (Unaudited)

                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS

     Cash and cash equivalents         $   221,931  $3,382,624  $3,604,555
     Net investment in direct
       financing leases                        509   1,284,769   1,285,278
     Diverted and other assets, net         14,389     198,473     212,862
     Datronic assets, net                        -           -           -
                                       -----------  ----------  ----------

                                       $   236,829  $4,865,866  $5,102,695
                                       ===========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                $       349  $   16,254  $   16,603
     Lessee rental deposits                  2,306      43,858      46,164
                                       -----------  ----------  ----------

     Total liabilities                       2,655      60,112      62,767

     Total partners' equity                234,174   4,805,754   5,039,928
                                       -----------  ----------  ----------

                                       $   236,829  $4,865,866  $5,102,695
                                       ===========  ==========  ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               December 31, 1996



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ----------
     ASSETS

     Cash and cash equivalents         $   198,315  $2,336,816  $2,535,131
     Due from management company             2,306      39,066      41,372
     Net investment in
       direct financing leases              37,159   2,580,820   2,617,979
     Diverted and other assets, net         14,389     198,473     212,862
     Datronic assets, net                        -           -           -
     Organization costs, net of
       accumulated amortization
       of $58,463 and $806,371,
       respectively                          5,313      73,292      78,605
     Acquisition costs, net of
       accumulated amortization of
       $66,959 and $923,562,
       respectively                          5,338      73,619      78,957
                                       -----------  ----------  ----------

                                       $   262,820  $5,302,086  $5,564,906
                                       ===========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                $     2,319  $   61,421  $   63,740
     Lessee rental deposits                  3,678      53,152      56,830
                                       -----------  ----------  ----------

     Total liabilities                       5,997     114,573     120,570

     Total partners' equity                256,823   5,187,513   5,444,336
                                       -----------  ----------  ----------

                                       $   262,820  $5,302,086  $5,564,906
                                       ===========  ==========  ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1997
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ---------

         Revenue:
          Lease income               $       626  $   57,190  $  57,816
          Interest income                  3,014      43,564     46,578
                                     -----------  ----------  ---------

                                           3,640     100,754    104,394
                                     -----------  ----------  ---------

         Expenses:
          General Partner's expense
           reimbursement                   9,146     146,608    155,754
          Professional fees                3,199      45,731     48,930
          Other operating expenses           588       8,102      8,690
          Credit for lease losses        (8,367)   (115,412)  (123,779)
                                     -----------  ----------  ---------

                                           4,566      85,029     89,595
                                     -----------  ----------  ---------


         Net earnings (loss)         $     (926)  $   15,725  $  14,799
                                     ===========  ==========  =========

         Net earnings (loss) -
          General Partner            $       (9)  $      157  $     148
                                     ===========  ==========  =========

         Net earnings (loss) -
          Limited Partners           $     (917)  $   15,568  $  14,651
                                     ===========  ==========  =========


         Net earnings (loss) per
          limited partnership unit       $(0.18)        0.22
                                         =======        ====
         Weighted average number of
          limited partnership units
          outstanding                      5,100      70,396
                                           =====      ======



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1996
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ---------

     Revenue:
      Lease income                      $     7,048  $  185,604  $ 192,652
      Interest income                         3,240      59,774     63,014
                                        -----------  ----------  ---------

                                             10,288     245,378    255,666
                                        -----------  ----------  ---------

     Expenses:
      Amortization of organization
       and equipment acquisition costs        6,391      88,146     94,537
      General Partner's expense
       reimbursement                          7,099     135,468    142,567
      Professional fees                       2,784      39,890     42,674
      Other operating expenses                  765      10,651     11,416
      Credit for lease losses               (25,000)          -    (25,000)
                                        -----------  ----------  ---------

                                             (7,961)    274,155    266,194
                                        -----------  ----------  ---------

     Net earnings (loss)                $    18,249  $  (28,777) $ (10,528)
                                        ===========  ==========  =========


     Net earnings (loss) -
      General Partner                   $       182  $     (287) $    (105)
                                        ===========  ==========  =========


     Net earnings (loss) -
      Limited Partners                  $    18,067  $  (28,490) $ (10,423)
                                        ===========  ==========  =========


     Net earnings (loss) per
      limited partnership unit          $      3.54  $    (0.40)
                                        ===========  ==========

     Weighted average number
      of limited partnership units
      outstanding                             5,100      70,396
                                        ===========  ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1997
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ----------

     Revenue:
      Lease income                      $     2,391  $  207,803  $  210,194
      Interest income                         7,276     107,255     114,531
                                        -----------  ----------  ----------

                                              9,667     315,058     324,725
                                        -----------  ----------  ----------

     Expenses:
      Amortization of organization
       and equipment acquisition costs       10,651     146,911     157,562
      General Partner's
       expense reimbursement                 36,542     563,754     600,296
      Professional fees                       9,021     130,751     139,772
      Other operating expenses                1,263      16,773      18,036
      Credit for lease losses               (25,161)   (347,044)   (372,205)
                                        -----------  ----------  ----------

                                             32,316     511,145     543,461
                                        -----------  ----------  ----------


     Net loss                           $   (22,649) $ (196,087) $ (218,736)
                                        ===========  ==========  ==========


     Net loss - General Partner         $      (226) $   (1,961) $   (2,187)
                                        ===========  ==========  ==========


     Net loss - Limited Partners        $   (22,423) $ (194,126) $ (216,549)
                                        ===========  ==========  ==========


     Net loss per
      limited partnership unit          $     (4.40) $    (2.76)
                                        ===========  ==========

     Weighted average number
      of limited partnership units
      outstanding                             5,100      70,396
                                        ===========  ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1996
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ----------

     Revenue:
      Lease income                      $    36,846  $  798,269  $  835,115
      Interest income                        11,511     183,548     195,059
                                        -----------  ----------  ----------

                                             48,357     981,817   1,030,174
                                        -----------  ----------  ----------

     Expenses:
      Amortization of organization
       and equipment acquisition costs       19,172     264,441     283,613
      Management fees-New Era                25,674     610,027     635,701
      General Partner's
       expense reimbursement                 13,892     229,170     243,062
      Professional fees                      10,649     149,847     160,496
      Other operating expenses                1,632      30,610      32,242
      Credit for lease losses               (25,000)          -     (25,000)
                                        -----------  ----------  ----------

                                             46,019   1,284,095   1,330,114
                                        -----------  ----------  ----------

     Net earnings (loss)                $     2,338  $ (302,278) $ (299,940)
                                        ===========  ==========  ==========


     Net earnings (loss) -
      General Partner                   $        23  $   (3,023) $   (3,000)
                                        ===========  ==========  ==========


     Net earnings (loss) -
      Limited Partners                  $     2,315  $ (299,255) $ (296,940)
                                        ===========  ==========  ==========


     Net earnings (loss) per
      Limited Partnership Unit          $       .45  $    (4.25)
                                        ===========  ==========

     Weighted average number
      of Limited Partnership Units
      outstanding                             5,100      70,396
                                        ===========  ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                           Liquidating  Continuing
                                General      Limited     Limited      Total
                               Partner's    Partners'   Partners'   Partners'
                                Equity       Equity       Equity      Equity
                              -----------  -----------  ----------  ----------
Balance, December 31, 1996   $(306,906)*   $  272,834  $5,478,408  $5,444,336

 Distributions to partners           -            -      (185,672)   (185,672)
 Net loss                       (2,187)       (22,423)   (194,126)   (218,736)
 Allocation of General
  Partner's equity             309,093        (16,237)   (292,856)          -
                             -----------  -----------  ----------  ----------

Balance, September 30, 1997  $       -     $  234,174  $4,805,754  $5,039,928
                             ===========  ===========  ==========  ==========




* Balance as previously reported was $0 due to allocation of $16,011 and $290,895 to Liquidating and Continuing Limited Partners' Equity, respectively.




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (Unaudited)




                                            Liquidating  Continuing
                                              Limited     Limited
                                             Partners     Partners     Total
                                            -----------  ----------  ----------

 Cash flows used for operating activities:
  Net loss                                  $   (22,649) $ (196,087) $ (218,736)
  Adjustments to reconcile net
   loss to net cash used
   in operating activities:
   Amortization expense                          10,651     146,911     157,562
   Credit for lease losses                      (25,161)   (347,044)   (372,205)
   Changes in assets and liabilities:
    Accounts payable and accrued
      expenses                                   (1,970)    (45,167)    (47,137)
    Lessee rental deposits                       (1,372)     (9,294)    (10,666)
    Due from management company                   2,306      39,066      41,372
                                            -----------  ----------  ----------

                                                (38,195)   (411,615)   (449,810)
                                            -----------  ----------  ----------


 Cash flows from investing activities:
  Principal collections on leases                61,811   1,643,095   1,704,906
                                            -----------  ----------  ----------


 Cash flows used for financing activities:
  Distributions to Limited Partners                   -    (185,672)   (185,672)
                                            -----------  ----------  ----------


 Net increase in cash and
  cash equivalents                               23,616   1,045,808   1,069,424

 Cash and cash equivalents:
  Beginning of year                             198,315   2,336,816   2,535,131
                                            -----------  ----------  ----------


  End of third quarter                      $   221,931  $3,382,624  $3,604,555
                                            ===========  ==========  ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1996
                                  (Unaudited)




                                           Liquidating  Continuing
                                             Limited      Limited
                                            Partners     Partners       Total
                                           -----------  -----------  -----------

Cash flows used for operating activities:
 Net earnings (loss)                       $     2,338  $  (302,278) $  (299,940)
 Adjustments to reconcile net
  earnings (loss) to net cash
  used in operating activities:
   Amortization expense                         19,172      264,441      283,613
   Credit for lease losses                     (25,000)           -      (25,000)
   Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                                  (2,370)     (38,817)     (41,187)
     Lessee rental deposits                     (1,941)     (26,830)     (28,771)
     Due to management company                      83      (24,649)     (24,566)
                                           -----------  -----------  -----------

                                                (7,718)    (128,133)    (135,851)
                                           -----------  -----------  -----------

Cash flows from investing activities:
 Purchases of lease receivables                      -   (1,375,398)  (1,375,398)
 Principal collections on leases                90,538    2,274,409    2,364,947
 Sale of leases                                  2,405      580,250      582,655
 Principal collections on
  installment contract receivable               25,884      357,019      382,903
                                           -----------  -----------  -----------

                                               118,827    1,836,280    1,955,107
                                           -----------  -----------  -----------

Cash flows used for financing activities:
 Distributions to Limited Partners            (258,009)  (2,816,986)  (3,074,995)
 Distributions to General Partner                 (978)     (61,400)     (62,378)
                                           -----------  -----------  -----------

                                              (258,987)  (2,878,386)  (3,137,373)
                                           -----------  -----------  -----------

Net decrease in cash and
 cash equivalents                             (147,878)  (1,170,239)  (1,318,117)

Cash and cash equivalents:
 Beginning of year                             253,297    2,470,149    2,723,446
                                           -----------  -----------  -----------


 End of third quarter                      $   105,419  $ 1,299,910  $ 1,405,329
                                           ===========  ===========  ===========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


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

In December 1996, the Court approved a Management Termination Agreement between New Era Funding Corp. and Lease Resolution Corporation ("LRC"). Pursuant to that agreement, LRC assumed day-to-day management responsibility for the Partnership and for the related expenses incurred on its behalf retroactive to July 1, 1996. Accordingly, management fees totaling $219,856 for the period July 1 -September 30, 1996 originally reported as Management fees-New Era in the Partnership's Statements of Revenue and Expenses for the three and nine months ended September 30, 1996 have been reclassified as General Partner's expense reimbursement. This reclassification has no effect on the Partnership's net loss for these periods and is consistent with the manner in which these expenses were reported for the full year in the Partnership's 1996 financial statements included in Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the July 1, 1996 distribution and distributions to Continuing Limited Partners were suspended after payment of the January 1, 1997 distribution.

NOTE 4 - SUBSEQUENT EVENT SALE OF CRCA ASSETS:

On September 13, 1996, Computer Rental Corp. of America (CRCA) sold all of its assets (excluding cash) to Personal Computer Rental Corporation (PCRC) for approximately $6,200,000. Reference is made to Note 11 to the Partnership's financial statements included in the 1996 Form 10-K for a complete discussion of this transaction. In connection with the sale, PCRC issued two secured notes in the amount of $1,500,000 and $4,200,000, respectively. The unpaid principal balances of the notes were due to be paid November 1, 1997 in the amount of $600,000 and $4,200,000, respectively. LRC, on behalf of Funds XVIII and XX, has granted PCRC a 30 day extension of the due date to December 1, 1997 to allow PCRC additional time to raise the necessary funds to pay the balances due on the notes.

The Partnership has been recording recoveries on its master lease with CRCA as cash has been received by it. Proceeds from these notes are allocated 35% to the Partnership and 65% to Fund XVIII in accordance with their respective interests in the master lease agreements with CRCA. During 1997 a total of $1,182,130 has been received by CRCA and PCRC of which $413,808 has been remitted to the Partnership and $768,502 to Fund XVIII.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through September 30, 1997. The discussion and analysis of results of operations is for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and to increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

The Partnership's net investment in direct financing leases decreased by $1,333,000 for the period ended September 30, 1997 as compared to the period ended December 31, 1996. This decrease is primarily attributable to principal collections of $1,705,000, partially offset by a credit for lease loss of $372,000.

Accounts payable and accrued expenses decreased $47,000 during the nine months ended September 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Partners' equity decreased $405,000 during the nine months ended September 30, 1997 due to distributions to partners of $186,000 and a net loss of $219,000.

During the nine months ended September 30, 1997, the Partnership's operating activities resulted in a use of $450,000 of cash. This was due to a net loss of $219,000 and decreases in accounts payable and accrued expenses and lessee rental deposits of $58,000 and a non-cash credit for lease losses of $372,000, partially offset by a decrease in due from management company of $41,000 and a non-cash amortization expense of $157,000. During the period, cash flows from investing activities aggregated $1,705,000 relating to principal collections on leases. Cash flows used for financing activities of $186,000, consisted of distributions to limited partners.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the July 1, 1996 distribution.

Distributions to the Continuing Limited Partners were suspended after the January 1, 1997 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 4, and 8 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the September 30, 1997 Balance Sheets (see financial statements included in Item 1).


Results of Operations

Lease income decreased by $135,000 for the three months ended September 30, 1997 as compared to the corresponding three months of 1996 because of the decreased size of the lease portfolio.

Lease income for the nine months ended September 30, 1997 decreased by $625,000 as compared to the corresponding nine months of 1996. This was due to (i) $308,000 of non-recurring second quarter 1996 income from a transaction with PCR (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K) and (ii) the decreased size of the lease portfolio.

Interest income decreased $16,000 and $81,000 during the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. This decrease is primarily due to an early payoff of an installment contract receivable in December 1996, partially offset by additional interest earned in 1997 as a result of increased cash balances.

Amortization expense decreased $95,000 and $126,000 during the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 because these costs became fully amortized as of May 31,1997.

Management fees-New Era represents payments to New Era Funding for managing the day-to-day operations of the Partnership pursuant to a Management Agreement that was terminated effective June 30, 1996. Accordingly, no management fees were paid to New Era for any periods after that date. Management fees of $636,000 for the nine months ended September 30, 1996 are all attributable to the first six months of the year. Effective July 1, 1996, the General Partner, Lease Resolution Corporation ("LRC") assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 7 to the financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement includes (i) payments to LRC for expenses it incurred as general partner beyond those recovered by its partner distributions, and (ii) effective July 1, 1997, reimbursement of additional expenses incurred by LRC in the day-to-day management of the Partnership. The following table summarizes all payments to LRC for the three and nine months ended September 30, 1996 and 1997.


                                     General
                      Expense         Partner
                    Reimbursement   Distributions     Total
                    ---------------------------------------------
Three months ended
   9/30/97          $  156,000      $       -       $156,000
   9/30/96             142,000         46,000        188,000
                    ---------------------------------------------
Increase (decrease) $   14,000      $ (46,000)      $(32,000)
                    =============================================

Nine months ended
   9/30/97          $  600,000      $       -       $600,000
   9/30/96             243,000         62,000        305,000
                    ---------------------------------------------
Increase (decrease)  $  357,000     $ (62,000)    $  295,000
                    =============================================




Total payments to LRC for the three months ended September 30, 1997 decreased $32,000 compared to last year because of staff reductions and other cost savings associated with the management of the Partnership. These 1997 savings were partially offset by a $45,000 premium for insurance coverage that extends through the ultimate liquidation of the Partnership. In addition, 1996 expenses were lower than they would have otherwise been because of a $101,000 one-time reimbursement from CRCA (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K).

The nine month increase of $295,000 reflects the fact that LRC managed the day-to-day operations of the Partnership for all three quarters through September 30, 1997 versus only one quarter in 1996, partially offset by staff reductions and other cost savings. The increase also includes the $45,000 insurance premium noted above and a $25,000, one-time charge for relocating the former New Era staff to reduced office space. In addition, 1996 expenses for the nine months were lower than they would have otherwise been because of two non-recurring items: (i) the $101,000 CRCA reimbursement noted above and (ii) a $69,000 second quarter receipt from PCR for the early payoff of management and consulting fees (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K).

Professional fees increased $6,000 for the three months ended September 30, 1997 and decreased $21,000 for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase is primarily due to increased legal fees relating to Partnership claims against former accountants and others. The decrease is related to the decreases in other legal fees, collection fees, and audit fees. The year to date decrease is primarily due to decreased legal fees relating to Partnership matters and audit fees.

Other operating expenses decreased $3,000 and $14,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to decreases in printing, bank charges, UCC filing fees and miscellaneous expenses.

Credit for lease losses of $124,000 and $372,000 for the three and nine months ended September 30, 1997 represent recoveries on the Master Lease with CRCA (see Note 11 to the Partnership's financial statements included in the 1996 Form 10-K).

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.





                             DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                             Registrant



                     By:     /s/DONALD D. TORISKY
                             --------------------------------------
                             Donald D. Torisky
                             Chairman and Chief Executive Officer
                             Lease Resolution Corporation
                             General Partner of
                             Datronic Equipment Income Fund XX, L.P.




                     By:     /s/ROBERT P. SCHAEN
                             --------------------------------------
                             Robert P. Schaen
                             Vice Chairman and Chief Financial Officer
                             Lease Resolution Corporation
                             General Partner of
                             Datronic Equipment Income Fund XX, L.P.

                                EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for Information only and not filed.