Form 10-Q
period 1998-06-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1998-08-14
CIK 875272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ---------------------------------


For the Quarter Ended
    June 30, 1998                               Commission File Number  0-21260
---------------------                           -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



       Delaware                                              36-3763539
-----------------------                             ---------------------------
   State or other                                   IRS Employer Identification
   jurisdiction of                                             Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
  Address of principal                                  City, State, Zip Code
  executive offices

Registrant's telephone number:                             (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 1998 (unaudited)                                            3

      December 31, 1997                                                    4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1998                             5

      For the three months ended June 30, 1997                             6

      For the six months ended June 30, 1998                               7

      For the six months ended June 30, 1997                               8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1998
         (unaudited)                                                       9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1998                              10

      For the six months ended June 30, 1997                              11

    Notes to Financial Statements                                    12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    14 - 16

PART II - OTHER INFORMATION

Items 1-6.                                                                17

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                 June 30, 1998
                                  (Unaudited)



                                        Liquidating Continuing
                                          Limited    Limited
                                         Partners    Partners     Total
                                        ----------- ----------  ----------

     ASSETS

     Cash and cash equivalents            $210,329  $3,820,945  $4,031,274
     Net investment in direct
       financing leases                          -     707,894     707,894
     Residual interest in CRCA                   -           -           -
     Diverted and other assets, net         15,700     216,545     232,245
     Datronic assets                             -           -           -
                                          --------  ----------  ----------
                                          $226,029  $4,745,384  $4,971,413
                                          ========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                   $    181  $   13,408  $   13,589
     Lessee rental deposits                     93       1,503       1,596
                                          --------  ----------  ----------
     Total liabilities                         274      14,911      15,185

     Total partners' equity                225,755   4,730,473   4,956,228
                                          --------  ----------  ----------
                                          $226,029  $4,745,384  $4,971,413
                                          ========  ==========  ==========



















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               December 31, 1997



                                        Liquidating Continuing
                                          Limited    Limited
                                          Partners   Partners     Total
                                         ---------  ----------  ----------
     ASSETS

     Cash and cash equivalents           $ 221,305  $3,564,194  $3,785,499
     Net investment in
       direct financing leases                   -   1,101,279   1,101,279
     Residual interest in CRCA                   -           -           -
     Diverted and other assets, net         15,700     216,545     232,245
     Datronic assets, net                        -           -           -
                                         ---------  ----------  ----------
                                         $ 237,005  $4,882,018  $5,119,023
                                         =========  ==========  ==========


     LIABILITIES AND PARTNERS' EQUITY

     Accounts payable and
       accrued expenses                  $     355  $   17,773  $   18,128
     Lessee rental deposits                  1,916      38,461      40,377
                                         ---------  ----------  ----------
          Total liabilities                  2,271      56,234      58,505

     Total partners' equity                234,734   4,825,784   5,060,518
                                         ---------  ----------  ----------
                                         $ 237,005  $4,882,018  $5,119,023
                                         =========  ==========  ==========

























                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ----------

        Revenue:
         Lease income                $       458  $   33,657  $   34,115
         Interest income                   2,702      44,861      47,563
                                     -----------  ----------  ----------
                                           3,160      78,518      81,678
                                     -----------  ----------  ----------
        Expenses:
         General Partner's expense
          reimbursement                    7,693     126,701     134,394
         Professional fees                 9,918     139,833     149,751
         Other operating expenses            405       5,599       6,004
         Credit for lease losses          (1,311)    (18,086)    (19,397)
                                     -----------  ----------  ----------
                                          16,705     254,047     270,752
                                     -----------  ----------  ----------
        Net loss                     $   (13,545) $ (175,529) $ (189,074)
                                     ===========  ==========  ==========


        Net loss - General Partner   $      (135) $   (1,755) $   (1,890)
                                     ===========  ==========  ==========


        Net loss - Limited Partners  $   (13,410) $ (173,774) $ (187,184)
                                     ===========  ==========  ==========


        Net loss per limited
         partnership unit                 $(2.63)     $(2.47)
                                          ======      ======

        Weighted average number
         of limited partnership
         units outstanding                 5,100      70,396
                                          ======      ======

















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)




                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ---------

     Revenue:
      Lease income                      $       697  $   69,924  $  70,621
      Interest income                         2,259      31,458     33,717
                                        -----------  ----------  ---------
                                              2,956     101,382    104,338
                                        -----------  ----------  ---------
     Expenses:
      Amortization of organization
       and equipment acquisition costs        4,260      58,765     63,025
      General Partner's expense
       reimbursement                         11,469     177,305    188,774
      Professional fees                       2,713      38,665     41,378
      Other operating expenses                  178       1,467      1,645
      Credit for lease losses                (8,366)   (115,391)  (123,757)
                                        -----------  ----------  ---------
                                        $    10,254  $  160,811  $ 171,065
                                        ===========  ==========  =========


     Net loss                           $    (7,298) $  (59,429) $ (66,727)
                                        ===========  ==========  =========


     Net loss - General Partner         $       (73) $     (594) $    (667)
                                        ===========  ==========  =========


     Net loss - Limited Partners        $    (7,225) $  (58,835) $ (66,060)
                                        ===========  ==========  =========


     Net loss per limited
      partnership unit                       $(1.42)     $(0.84)
                                             ======      ======

     Weighted average number
      of limited partnership units
      outstanding                             5,100      70,396
                                             ======      ======
















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners     Total
                                     -----------  ----------  ----------

        Revenue:
         Lease income                $     1,010  $   76,652  $   77,662
         Interest income                   5,479      87,781      93,260
                                     -----------  ----------  ----------
                                           6,489     164,433     170,922
                                     -----------  ----------  ----------
        Expenses:
         General Partner's
          expense reimbursement           16,615     271,591     288,206
         Professional fees                16,377     229,562     245,939
         Other operating expenses            758      10,751      11,509
         Credit for lease losses         (18,282)   (252,160)   (270,442)
                                     -----------  ----------  ----------
                                          15,468     259,744     275,212
                                     -----------  ----------  ----------

        Net loss                     $    (8,979) $  (95,311) $ (104,290)
                                     ===========  ==========  ==========


        Net loss - General Partner   $       (90) $     (953) $   (1,043)
                                     ===========  ==========  ==========


        Net loss - Limited Partners  $    (8,889) $  (94,358) $ (103,247)
                                     ===========  ==========  ==========


        Net loss per limited
         partnership unit                 $(1.74)     $(1.34)
                                          ======      ======

        Weighted average number
         of limited partnership
         units outstanding                 5,100      70,396
                                          ======      ======

















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ----------

     Revenue:
      Lease income                      $     1,765  $  150,613  $  152,378
      Interest income                         4,262      63,691      67,953
                                        -----------  ----------  ----------
                                              6,027     214,304     220,331
                                        -----------  ----------  ----------
     Expenses:
      Amortization of organization
       and equipment acquisition costs       10,651     146,911     157,562
      General Partner's
       expense reimbursement                 27,396     417,146     444,542
      Professional fees                       5,822      85,020      90,842
      Other operating expenses                  675       8,671       9,346
      Credit for lease losses               (16,794)   (231,632)   (248,426)
                                        -----------  ----------  ----------
                                             27,750     426,116     453,866
                                        -----------  ----------  ----------

     Net loss                           $   (21,723) $ (211,812) $ (233,535)
                                        ===========  ==========  ==========


     Net loss - General Partner         $      (217) $   (2,118) $   (2,335)
                                        ===========  ==========  ==========


     Net loss - Limited Partners        $   (21,506) $ (209,694) $ (231,200)
                                        ===========  ==========  ==========


     Net loss per limited
      partnership unit                       $(4.22)     $(2.98)
                                             ======      ======

     Weighted average number
      of limited partnership
      units outstanding                       5,100      70,396
                                             ======      ======

















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)




                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  ----------


  Balance, December 31, 1997*  $       -  $   234,734  $4,825,784  $5,060,518

   Net loss                       (1,043)      (8,889)    (94,358)   (104,290)
   Allocation of General
    Partner's Equity               1,043          (90)       (953)          -
                               ---------  -----------  ----------  ----------
  Balance, June 30, 1998       $       -  $   225,755  $4,730,473  $4,956,228
                               =========  ===========  ==========  ==========



* Balances are net of $16,232 and $292,656, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.

































                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)



                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                              $    (8,979) $  (95,311) $ (104,290)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Credit for lease losses                  (18,282)   (252,160)   (270,442)
     Changes in assets and liabilities:
      Accounts payable and accrued
       expenses                                  (174)     (4,365)     (4,539)
      Lessee rental deposits                   (1,823)    (36,958)    (38,781)
                                          -----------  ----------  ----------
                                              (29,258)   (388,794)   (418,052)
                                          -----------  ----------  ----------
   Cash flows from investing activities:
    Principal collections on leases            18,282     645,545     663,827
                                          -----------  ----------  ----------

   Net increase (decrease) in cash and
    cash equivalents                          (10,976)    256,751     245,775

   Cash and cash equivalents:
    Beginning of year                         221,305   3,564,194   3,785,499
                                          -----------  ----------  ----------

    End of second quarter                 $   210,329  $3,820,945  $4,031,274
                                          ===========  ==========  ==========




















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
   Net loss                               $   (21,723) $ (211,812) $ (233,535)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                       10,651     146,911     157,562
    Credit for lease losses                   (16,794)   (231,632)   (248,426)
    Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                                 (1,963)    (47,677)    (49,640)
     Lessee rental deposits                    (1,321)     (8,607)     (9,928)
     Due to management company                  2,306      39,066      41,372
                                          -----------  ----------  ----------
                                              (28,844)   (313,751)   (342,595)
                                          -----------  ----------  ----------
   Cash flows from investing activities:
   Principal collections on leases             45,698   1,192,534   1,238,232
                                          -----------  ----------  ----------

   Cash flows from financing activities:
   Distributions to Limited Partners                -    (185,672)   (185,672)
                                          -----------  ----------  ----------

   Net increase in cash and
   cash equivalents                            16,854     693,111     709,965


   Cash and cash equivalents:
   Beginning of year                          198,315   2,336,816   2,535,131
                                          -----------  ----------  ----------

   End of second quarter                  $   215,169  $3,029,927  $3,245,096
                                          ===========  ==========  ==========















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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

NOTE 4 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 8 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC expects to determine the appropriate allocation of these proceeds among the Partnerships, net of contingent attorneys fees of $600,000, during the third quarter after considering all relevant factors associated with the Settlement. Weiss & Co. has transferred $2.4 million to an account; this amount will be transferred to LRC no later than 30 days following the District Court entering an order of dismissal of Weiss & Co. The District Court has scheduled a hearing for August 19, 1998 to entertain the motion for dismissal of Weiss & Co. as a party defendant.

On June 10, 1998, a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, LRC and Price Waterhouse both filed post trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through June 30, 1998. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and provide for the ultimate liquidation of the Partnership.

During the six months ended June 30, 1998, the Partnership's cash and cash equivalents increased by $246,000 to $4,031,274 at June 30, 1998 from $3,785,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $664,000 which includes a $207,000 recovery of a portion of the Partnership's residual interest in CRCA, partially offset by cash used in operations of $418,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any significant additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the June 30, 1998 balance sheets (see Partnership's financial statements included in Item 1.)

Results of Operations

The Partnership had net losses of $189,000 and $104,000 for the three and six month periods ended June 30, 1998, respectively, in the aggregate for all classes of partners. This compares to aggregate net losses of $67,000 and $234,000 for the same periods in 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997 include the following:

Lease income:
Since January 1997, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income increased for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997 as a result of increased invested cash balances.

Amortization of organization and equipment acquisition costs:
Amortization of organization and equipment acquisition costs ended as of May 1997 when these costs became fully amortized.

General Partner's expense reimbursement:
The decrease for the three and six month periods ended June 30, 1998 is primarily due to changes in the premium payments for D&O insurance, relocation costs and reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter of 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants. As of August 14, 1998 the litigation process continues. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
The credit primarily reflects collections on previously reserved balances. The 1998 and 1997 amounts also include $207,000 and $248,000, respectively, of recoveries on the residual interest in

CRCA. See Note 4 to the Partnership's financial statements included in the 1997 Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co. and Price Waterhouse.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.





                                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                     Registrant





                                 By: /s/ DONALD D. TORISKY
                                     -----------------------
                                     Donald D. Torisky
                                     Chairman and Chief Executive Officer,
                                     Lease Resolution Corporation
                                     General Partner of
                                     Datronic Equipment Income Fund XX, L.P.




                                 By: /s/ ROBERT P. SCHAEN
                                     ----------------------
                                     Robert P. Schaen
                                     Vice-Chairman and Chief Financial Officer,
                                     Lease Resolution Corporation,
                                     General Partner of
                                     Datronic Equipment Income Fund XX, L.P.

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