Form 10-Q
period 1998-09-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1998-11-16
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
  September 30, 1998                           Commission File Number  0-21260
--------------------                          --------------------------------



                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                    36-3763539
   --------------                             ---------------
   State or other                         IRS Employer Identification
   jurisdiction of                                  Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312          Schaumburg, Illinois 60173
---------------------------------          --------------------------
  Address of principal                       City, State, Zip Code
  executive offices

Registrant's telephone number:                 (847) 240-6200




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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

PART I - FINANCIAL INFORMATION

Item 1.
  Index to Financial Statements

    Balance Sheets

      September 30, 1998 (unaudited)                                        3

      December 31, 1997                                                     4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1998                         5

      For the three months ended September 30, 1997                         6

      For the nine months ended September 30, 1998                          7

      For the nine months ended September 30, 1997                          8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1998
        (unaudited)                                                         9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1998                         10

      For the nine months ended September 30, 1997                         11

    Notes to Financial Statements                                     12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     14 - 16

PART II - OTHER INFORMATION

Items 1-6.                                                                 17

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               September 30, 1998
                                  (Unaudited)

                                              Liquidating            Continuing
                                                Limited               Limited
                                                Partners              Partners                Total
                                              ------------           -----------           ----------
ASSETS

Cash and cash equivalents                         $207,248           $3,932,138            $4,139,386
Net investment in direct
  financing leases                                      --              559,693               559,693
Residual interest in CRCA                               --                   --                    --
Diverted and other assets, net                      15,700              216,545               232,245
Datronic assets                                         --                   --                    --
                                                   -------           ----------            ----------


                                                  $222,948           $4,708,376            $4,931,324
                                                  ========           ==========            ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                $    157           $   12,538            $   12,695
Lessee rental deposits                                  --                  151                   151
                                                  --------           ----------            ----------

Total liabilities                                      157               12,689                12,846

Total partners' equity                             222,791            4,695,687             4,918,478
                                                  --------           ----------            ----------

                                                  $222,948           $4,708,376            $4,931,324
                                                  ========           ==========            ==========























                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               December 31, 1997


                                            Liquidating            Continuing
                                              Limited               Limited
                                             Partners               Partners               Total
                                           -------------           ----------            ----------
ASSETS

Cash and cash equivalents                    $   221,305           $3,564,194            $3,785,499
Net investment in
  direct financing leases                             --            1,101,279             1,101,279
Residual interest in CRCA                             --                   --                    --
Diverted and other assets, net                    15,700              216,545               232,245
Datronic assets, net                                  --                   --                    --
                                            ------------           ----------            ----------


                                             $   237,005           $4,882,018            $5,119,023
                                             ===========           ==========            ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                           $       355           $   17,773            $   18,128
Lessee rental deposits                             1,916               38,461                40,377
                                             -----------           ----------            ----------

     Total liabilities                             2,271               56,234                58,505

Total partners' equity                           234,734            4,825,784             5,060,518
                                             -----------           ----------            ----------

                                             $   237,005           $4,882,018            $5,119,023
                                             ===========           ==========            ==========























                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1998
                                  (Unaudited)


                                          Liquidating          Continuing
                                           Limited              Limited
                                           Partners             Partners                 Total
                                          -----------          -----------             ---------
Revenue:
  Lease income                               $    150            $  23,060             $  23,210
  Interest income                               2,617               46,309                48,926
                                             --------            ---------             ---------

                                                2,767               69,369                72,136
                                             --------            ---------             ---------

Expenses:
  General Partner's expense
    reimbursement                               6,576              114,938               121,514
  Professional fees                               636                9,631                10,267
  Other operating expenses                        179                2,490                 2,669
  Credit for lease losses                      (1,660)             (22,904)              (24,564)
                                             --------            ---------             ---------

                                                5,731              104,155               109,886
                                             --------            ---------             ---------

Net loss                                     $ (2,964)           $ (34,786)            $ (37,750)
                                             ========            =========             =========


Net loss - General Partner                   $    (30)           $    (348)            $    (378)
                                             ========            =========             =========


Net loss - Limited Partners                  $ (2,934)           $ (34,438)            $ (37,372)
                                             ========            =========             =========


Net loss per limited
  partnership unit                             $(0.58)              $(0.49)
                                               ======               ======

Weighted average number
  of limited partnership
  units outstanding                             5,100               70,396
                                                =====               ======

















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1997
                                  (Unaudited)


                                           Liquidating        Continuing
                                             Limited           Limited
                                             Partners          Partners            Total
                                           -----------        ----------         ---------
Revenue:
  Lease income                                $    626         $  57,190         $  57,816
  Interest income                                3,014            43,564            46,578
                                              --------         ---------         ---------

                                                 3,640           100,754           104,394
                                              --------         ---------         ---------
Expenses:
  General Partner's expense
    reimbursement                                9,146           146,608           155,754
  Professional fees                              3,199            45,731            48,930
  Other operating expenses                         588             8,102             8,690
  Credit for lease losses                       (8,367)         (115,412)         (123,779)
                                              --------         ---------         ---------
                                                 4,566            85,029            89,595
                                              --------         ---------         ---------
Net earnings (loss)                           $   (926)        $  15,725         $  14,799
                                              ========         =========         =========
Net earnings (loss) -
  General Partner                             $     (9)        $     157         $     148
                                              ========         =========         =========
Net earnings (loss) -
  Limited Partners                            $   (917)        $  15,568         $  14,651
                                              ========         =========         =========
Net earnings (loss) per
  limited partnership unit                      $(0.18)           $ 0.22
                                                ======            ======
Weighted average number of
  limited partnership units
  outstanding                                    5,100            70,396
                                                 =====            ======















                See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                   (Unaudited)


                                    Liquidating          Continuing
                                     Limited               Limited
                                     Partners              Partners          Total
                                    -----------          -----------      -----------
Revenue:
  Lease income                         $  1,160            $  99,712      $   100,872
  Interest income                         8,096              134,090          142,186
                                       --------            ---------       ----------

                                          9,256              233,802          243,058
                                       --------            ---------       ----------
Expenses:
  General Partner's
    expense reimbursement                23,191              386,529          409,720
  Professional fees                      17,013              239,193          256,206
  Other operating expenses                  937               13,241           14,178
  Credit for lease losses               (19,942)            (275,064)        (295,006)
                                       --------           ----------       ----------
                                         21,199              363,899          385,098
                                       --------           ----------       ----------
Net loss                               $(11,943)          $ (130,097)      $ (142,040)
                                       ========           ==========       ==========
Net loss - General Partner             $   (119)          $   (1,301)      $   (1,420)
                                       ========           ==========       ==========
Net loss - Limited Partners            $(11,824)          $ (128,796)      $ (140,620)
                                       ========           ==========       ==========
Net loss per limited
  partnership unit                       $(2.32)              $(1.83)
                                         ======               ======
Weighted average number
  of limited partnership
  units outstanding                       5,100               70,396
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

                           DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF REVENUE AND EXPENSES
                       For the nine months ended September 30, 1997
                                       (Unaudited)


                                            Liquidating       Continuing
                                              Limited           Limited
                                             Partners          Partners            Total
                                            -----------       -----------        ----------
Revenue:
  Lease income                                 $  2,391         $ 207,803        $  210,194
  Interest income                                 7,276           107,255           114,531
                                               --------         ---------        ----------

                                                  9,667           315,058           324,725
                                               --------         ---------        ----------
Expenses:
  Amortization of organization
    and equipment acquisition costs              10,651           146,911           157,562
  General Partner's
    expense reimbursement                        36,542           563,754           600,296
  Professional fees                               9,021           130,751           139,772
  Other operating expenses                        1,263            16,773            18,036
  Credit for lease losses                       (25,161)         (347,044)         (372,205)
                                               --------         ---------        ----------
                                                 32,316           511,145           543,461
                                               --------         ---------        ----------
Net loss                                       $(22,649)        $(196,087)        $(218,736)
                                               ========         =========        ==========
Net loss - General Partner                     $   (226)       $   (1,961)       $   (2,187)
                                               ========        ==========        ==========
Net loss - Limited Partners                    $(22,423)       $ (194,126)       $ (216,549)
                                               ========        ==========        ==========
Net loss per
  limited partnership unit                       $(4.40)           $(2.76)
                                                 ======            ======
Weighted average number
  of limited partnership units
  outstanding                                     5,100            70,396
                                                  =====            ======













                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                       Liquidating       Continuing
                                      General            Limited          Limited            Total
                                     Partner's           Partners'        Partners'         Partners'
                                      Equity              Equity           Equity            Equity
                                    ----------          -----------      ----------       ----------
Balance, December 31, 1997*          $      --          $  234,734       $4,825,784        $5,060,518

  Net loss                              (1,420)            (11,824)        (128,796)         (142,040)
  Allocation of General
    Partner's Equity                     1,420                (119)          (1,301)               --
                                     ---------          ----------        ---------        ----------

Balance, September 30, 1998          $      --           $ 222,791       $4,695,687        $4,918,478
                                     =========          ===========      ==========        ==========



[FN]

* Balances are net of $16,232 and $292,656, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.

































                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                  (Unaudited)

                                                   Liquidating       Continuing
                                                     Limited          Limited
                                                    Partners          Partners              Total
                                                   -----------       -----------          ----------
Cash flows from operating activities:
  Net loss                                          $ (11,943)       $  (130,097)         $ (142,040)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                           (19,942)          (275,064)           (295,006)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                         (198)            (5,235)             (5,433)
      Lessee rental deposits                           (1,916)           (38,310)            (40,226)
                                                    ---------         ----------          ----------

                                                      (33,999)          (448,706)           (482,705)
                                                    ---------         ----------          ----------

Cash flows from investing activities:
  Principal collections on leases                      19,942            816,650             836,592
                                                    ---------         ----------          ----------


Net increase (decrease) in cash and
  cash equivalents                                    (14,057)           367,944             353,887

Cash and cash equivalents:
  Beginning of year                                   221,305          3,564,194           3,785,499
                                                    ---------         ----------          ----------


  End of third quarter                              $ 207,248         $3,932,138          $4,139,386
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

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (Unaudited)


                                                    Liquidating           Continuing
                                                      Limited               Limited
                                                      Partners              Partners              Total
                                                    ------------          -----------           ----------
Cash flows used for operating activities:
  Net loss                                          $ (22,649)          $ (196,087)          $ (218,736)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
    Amortization expense                               10,651              146,911              157,562
    Credit for lease losses                           (25,161)            (347,044)            (372,205)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                       (1,970)             (45,167)             (47,137)
      Lessee rental deposits                           (1,372)              (9,294)             (10,666)
      Due from management company                       2,306               39,066               41,372
                                                    ---------           ----------           ----------
                                                      (38,195)            (411,615)            (449,810)
                                                    ---------           ----------           ----------
Cash flows from investing activities:
  Principal collections on leases                      61,811            1,643,095            1,704,906
                                                    ---------           ----------           ----------

Cash flows used for financing activities:
  Distributions to Limited Partners                        --             (185,672)            (185,672)
                                                    ---------           ----------           ----------
Net increase in cash and
  cash equivalents                                     23,616            1,045,808            1,069,424

Cash and cash equivalents:
  Beginning of year                                   198,315            2,336,816            2,535,131
                                                    ---------          -----------           ----------
  End of third quarter                              $ 221,931           $3,382,624           $3,604,555
                                                    =========           ==========           ==========













                See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 1 - ORGANIZATION:
----------------------

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

NOTE 4 - SETTLEMENT OF LITIGATION:
----------------------------------

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. The settlement was contingent upon the subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. On August 19, 1998, the District Court entered an order dismissing Weiss & Co. as a party defendant, and on September 20, 1998, $2,437,331 was transferred to LRC in full and final settlement of the Weiss matter. In connection with this matter, a total of $1,410,950 of expenses ($708,600 for the nine months ended September 30, 1998) consisting primarily of legal fees, was incurred. After payment of contingent legal fees of $609,333, a total of $1,827,998 is available for transfer to the Datronic Partnerships. LRC will determine the appropriate allocation of these amounts among the Partnerships after resolution of the post-trial motions filed in the Price Waterhouse matter.

On June 10, 1998 a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, 1998, LRC and Price Waterhouse both filed post-trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I
------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through September 30, 1998. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and provide for the ultimate liquidation of the Partnership.

During the nine months ended September 30, 1998, the Partnership's cash and cash equivalents increased by $354,000 to $4,139,000 at September 30, 1998 from $3,785,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $837,000 which includes a $207,000 recovery of a portion of the Partnership's residual interest in CRCA, partially offset by cash used in operations of $483,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 2000, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that these sources of liquidity in the short and long-term are sufficient to meet operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves complex issues some of which have been resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation was resolved. Now that additional assets have been liquidated the General Partner has determined that an interim cash distribution will be paid to the Limited Partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

Results of Operations
---------------------

The Partnership had net losses of $38,000 and $142,000 for the three and nine month periods ended September 30, 1998, respectively, in the aggregate for all classes of partners. This compares to net earnings of $15,000 and a net loss of $219,000 for the same periods in 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997 include the following:

Lease income:
Since January 1997, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income increased for the three and nine month period ended September 30, 1998 as compared to the corresponding periods in 1997 as a result of increased invested cash balances.

Amortization of organization and equipment acquisition costs:
Amortization of organization and equipment acquisition costs ended as of May 1997 when these costs became fully amortized.

General Partner's expense reimbursement:
The decrease for the three and nine month periods ended September 30, 1998 is primarily due to the elimination of premium payments for D&O insurance and relocation costs as well as reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter of 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The increase for the nine month period ended September 30, 1998 primarily reflects fees paid during the second quarter of 1998 in connection with the trial against one of the Partnership's former accountants. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities. The decrease for the three months ended September 30, 1998 primarily reflects the reduction in fees paid in connection with the ongoing litigation. There was little activity while awaiting rulings on post-trial motions filed in July 1998. See Note 4 to the Partnership's financial statements included in Item 1.

Credit for lease losses:
The credit primarily reflects collections on previously reserved balances. The 1998 and 1997 amounts also include $207,000 and $372,000, respectively, of recoveries on the residual interest in CRCA. See Note 4 to the Partnership's financial statements included in the 1997 Form 10-K.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co.

ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
-------  -----------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  Exhibits
---  --------

See Exhibit Index.

(b)  Reports on Form 8-K
---  -------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November 1998.





                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    Registrant





            By:     /s/DONALD D. TORISKY
                    --------------------
                    Donald D. Torisky Chairman and Chief Executive Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XX, L.P.




            By:     /s/ROBERT P. SCHAEN
                    -------------------
                    Robert P. Schaen
                    Vice-Chairman and Chief Financial Officer, Lease Resolution Corporation, General Partner of Datronic Equipment Income Fund XX, L.P.

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