Form 10-K405
period 1998-12-31
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1999-03-30
CIK 875272

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-21260

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                                 36-3763539
--------------------                                      -------------------
 State or other                                           (I.R.S. Employer
 jurisdiction of                                          Identification No.)
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois              60173
-------------------------------------------------------           ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
       NONE                                         NONE
-------------------               -----------------------------------------

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

As more fully described in Part II, Item 8, Notes 1, 5, and 8, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp. ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began January 1, 1997, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidating Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets.

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

The Partnership has no employees. LRC, the General Partner, employed 27 persons at December 31, 1998 all of whom attend to the operations of the Datronic Partnerships.


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

As of March 16, 1999, the Partnership estimates that there were approximately 2,115 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of classes of limited partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statements of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                   For the years ended December 31,
                                   --------------------------------
                            1998       1997       1996       1995       1994
                            ----       ----       ----       ----       ----
Total revenue            $    675   $    416   $  2,163   $  1,848   $    2,209

Total expenses                614        614      2,100      2,185        2,618
                         --------   --------   --------   --------   ----------

Net earnings (loss)      $     61   $   (198)  $     63   $   (337)  $     (409)
                         ========   ========   ========   ========   ==========

Net earnings (loss)
 per Unit

 Class A                 $    .22   $  (4.29)  $   5.13   $  (6.12)  $    (5.20)
                         ========   ========   ========   ========   ==========
 Class B                 $    .84   $  (2.48)  $    .52   $  (4.30)  $    (5.38)
                         ========   ========   ========   ========   ==========
 Class C                 $    .84   $  (2.48)  $    .52   $  (4.30)  $    (5.38)
                         ========   ========   ========   ========   ==========

Distributions per Unit
 (per year)

 Class A                 $   --     $   --     $  50.59   $  61.40   $    84.51
                         ========   ========   ========   ========   ==========
 Class B                 $   --     $   2.64   $  47.45   $  61.60   $    59.99
                         ========   ========   ========   ========   ==========
 Class C                 $   --     $   2.55   $  47.45   $  61.60   $    59.99
                         ========   ========   ========   ========   ==========

Weighted average number
 of Units outstanding

 Class A                    5,100      5,100      5,100      5,100        5,100
                         ========   ========   ========   ========   ==========
 Class B                   69,791     69,791     69,791     69,791       69,791
                         ========   ========   ========   ========   ==========
 Class C                      605        605        605        605          605
                         ========   ========   ========   ========   ==========

Balance Sheet Data
 (in thousands, except
  for Unit amounts)

                                         As of December 31,
                                         ------------------
                          1998       1997       1996        1995        1994
                          ----       ----       ----        ----        ----
Total assets            $  5,144   $  5,119   $  5,565   $   9,203   $   14,237
                        ========   ========   ========   =========   ==========

Total liabilities       $     22   $     59   $    121   $     191   $      136
                        ========   ========   ========   =========   ==========

Partners' equity        $  5,122   $  5,060   $  5,444   $   9,012   $   14,101
                        ========   ========   ========   =========   ==========
Book value per Unit

  Class A               $  49.38   $  49.15   $  53.44   $   98.90   $   164.91
                        ========   ========   ========   =========   ==========
  Class B               $  73.51   $  72.66   $  77.77   $  124.75   $   189.10
                        ========   ========   ========   =========   ==========
  Class C               $  79.25   $  79.42   $  84.53   $  131.51   $   195.86
                        ========   ========   ========   =========   ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had net income of $61,000 in 1998 in the aggregate for all classes of partners. This compares to an aggregate net loss in 1997 and net income in 1996 of $198,000 and $63,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1998 include the following:

Lease income:
Since January of 1997, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases. In addition to portfolio income, 1996 income included $308,000 from the full and final settlement of a sublease agreement with Personal Computer Rental Corporation.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received in connection with the resolution of litigation against its former accountants. See Note 8 to the Partnership's financial statements included in Item 8.

Recovery of Datronic Assets:
Recovery of Datronic Assets represents the Partnership's 10.2% share of previously reserved cash balances held by a nominee company for the benefit of the Datronic Partnerships. During 1998, potential claims against these funds were resolved and a total of $750,000 was distributed proportionately to each of the Datronic Partnerships. See Note 6 to the Partnership's financial statements included in Item 8.

Interest income:
Interest income for all three years includes earnings on invested cash balances. In addition, 1996 includes interest earned on an installment contract, including $954,000 of previously unrecorded interest income recorded in connection with the payoff of the remaining balance due. Interest income for 1998 was higher than 1997 because of higher average invested cash balances.

Amortization of organization and equipment acquisition costs:
Amortization of organization and equipment acquisition costs ended as of May 1997 when these costs became fully amortized.

Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1997 and 1998 reflect no New Era management fees and 1996 results reflect only six months of such fees plus $564,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 9 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. The decrease in 1998 is due to the effects of staff reductions and other cost savings realized during 1998. Included in 1997 expenses is $45,000 of insurance premiums for coverage that extends through the ultimate liquidation of the partnership and $25,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in Item 8. The 1998 and 1997 increases reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1998 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease loss:
This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio. The credits in 1996, 1997 and 1998 reflect net recoveries of lease balances previously reserved, including recoveries on the Master Lease agreement with CRCA of $83,000, $439,000 and $207,000, respectively. See Note 4 to the Partnership's financial statements included in
Item 8.

Provision (credit) for loss on Diverted and other assets:
This provision (credit) represents the Partnership's share of any decrease (recovery) in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 5 to the Partnership's financial statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership cash and cash equivalents increased by $755,000 to $4,540,000 at December 31, 1998 from $3,785,000 at
December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $982,000 (including approximately $200,000 from leases that were fully reserved) and a distribution of Diverted and other assets of $111,000, partially offset by cash used in operations of $338,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the cash receipts from leases owned by the Partnership as well as the disposition of the remaining Diverted Assets. The ultimate liquidation date of the Partnership and its associated costs are not yet certain due to various timing issues relating to the liquidation of the Partnership's remaining assets. The lease portfolio is scheduled to be fully liquidated by March 2001 and the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois) are expected to be liquidated during 1999.

Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation resolved. Now that additional assets have been liquidated, the General Partner has determined that an interim cash distribution will be paid to the limited partners shortly after the end of the first quarter of 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements of the Partnership in the Year 2000. Furthermore, the only material relationships the Partnership has with third parties that could be affected by the Year 2000 are those with the Partnership's banking institutions. LRC has been advised by the Partnership's banking institutions that they are Year 2000 compliant.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Financial Statements:                                     Page(s)

     Independent Auditors' Report                                  11-12

     Balance Sheets
         In Total for All Classes
         of Limited Partners at December 31,
         1998 and 1997                                               13

         By Class of Limited Partner
           December 31, 1998                                         14

           December 31, 1997                                         15

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         1998, 1997 and 1996                                         16

         By Class of Limited Partner for the years ended
           December 31, 1998                                         17

           December 31, 1997                                         18

           December 31, 1996                                         19

     Statements of Changes in Partners' Equity
         for the years ended December 31,
         1998, 1997 and 1996                                         20

     Statements of Cash Flows
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         1998, 1997 and 1996                                         21

         By Class of Limited Partner for the years ended
           December 31, 1998                                         22

           December 31, 1997                                         23

           December 31, 1996                                         24

     Notes to Financial Statements                                 25-36

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XX, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XX, L.P. ("the Partnership") as of December 31, 1998 and 1997 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1998 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 5, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities -- Datronic Equipment Income Fund XVI, XVII, XVIII, XIX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 9, 1999

                   DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                BALANCE SHEETS
                 IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS



                                                        December 31,
                                               ---------------------------
                                                  1998             1997
ASSETS                                            ----             ----
Cash and cash equivalents                      $4,540,415       $3,785,499
Judgment receivable, net                           50,369              -
Net investment in direct financing
  leases                                          432,232        1,101,279
Residual interest in CRCA                             -                -
Diverted and other assets, net                    120,885          232,245
Datronic assets, net                                  -                -
                                               ----------       ----------
                                               $5,143,901       $5,119,023
                                               ==========       ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                     $   22,112       $   18,128
Lessee rental deposits                                142           40,377
                                               ----------       ----------
    Total liabilities                              22,254           58,505

Total partners' equity                          5,121,647        5,060,518
                                               ----------       ----------
                                               $5,143,901       $5,119,023
                                               ==========       ==========


               See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER


                                                          December 31, 1998
                                          --------------------------------------------------
                                          Liquidating         Continuing
                                            Limited            Limited
ASSETS                                      Partners           Partners              Total
                                          -----------         ----------          ----------
Cash and cash equivalents                  $ 225,068          $4,315,347          $4,540,415
Judgment receivable, net                       3,405              46,964              50,369
Net investment in direct financing
  leases                                         -               432,232             432,232
Residual interest in CRCA                        -                   -                   -
Diverted and other assets, net                 8,172             112,713             120,885
Datronic assets, net                             -                   -                   -
                                           ---------          ----------          ----------
                                           $ 236,645          $4,907,256          $5,143,901
                                           =========          ==========          ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                 $     761          $   21,351          $   22,112
Lessee rental deposits                           -                   142                 142
                                           ---------          ----------          ----------
    Total liabilities                            761              21,493              22,254

Total partners' equity                       235,884           4,885,763           5,121,647
                                           ---------          ----------          ----------
                                           $ 236,645          $4,907,256          $5,143,901
                                           =========          ==========          ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER


                                                        December 31, 1997
                                        --------------------------------------------------
                                        Liquidating         Continuing
                                          Limited            Limited
ASSETS                                    Partners           Partners              Total
                                        -----------         ----------          ----------
Cash and cash equivalents                $ 221,305          $3,564,194          $3,785,499
Net investment in direct financing
  leases                                       -             1,101,279           1,101,279
Residual interest in CRCA                      -                   -                   -
Diverted and other assets, net              15,700             216,545             232,245
Datronic assets, net                           -                   -                   -
                                        -----------         ----------          ----------
                                         $ 237,005          $4,882,018          $5,119,023
                                        ===========         ==========          ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                               $     355          $   17,773          $   18,128
Lessee rental deposits                       1,916              38,461              40,377
                                        -----------         ----------          ----------
    Total liabilities                        2,271              56,234              58,505

Total partners' equity                     234,734           4,825,784           5,060,518
                                        -----------         ----------          ----------
                                         $ 237,005          $4,882,018          $5,119,023
                                        ===========         ==========          ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                          For the years ended December 31,
                                     -----------------------------------------
                                       1998            1997             1996
                                       ----            ----             ----
Revenue:
  Lease income                       $120,386       $ 256,022       $  961,279
  Litigation proceeds                 287,964             -                -
  Recovery of Datronic assets          76,500             -                -
  Interest income                     190,188         160,386        1,201,658
                                     --------       ---------       ----------
                                      675,038         416,408        2,162,937
                                     --------       ---------       ----------

Expenses:
  Amortization of organization and
    equipment acquisition costs           -           157,562          378,153
  Management fees - New Era               -               -          1,198,686
  General Partner's expense
    reimbursement                     561,880         704,140          335,883
  Professional fees - litigation      267,962         142,413          100,983
  Professional fees - other            74,383          96,716          143,073
  Other operating expenses             22,474          25,082           37,523
  Credit for lease losses            (312,790)       (491,976)        (108,276)
  Provision (credit) for loss on
    Diverted and other assets             -           (19,383)          13,845
                                     --------       ---------       ----------
                                      613,909         614,554        2,099,870
                                     --------       ---------       ----------
Net earnings (loss)                  $ 61,129       $(198,146)      $   63,067
                                     ========       =========       ==========
Net earnings (loss)
  - General Partner                  $    611       $  (1,982)      $      630
                                     ========       =========       ==========
Net earnings (loss)
  - Limited Partners                 $ 60,518       $(196,164)      $   62,437
                                     ========       =========       ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                     Liquidating     Continuing
                                       Limited        Limited
                                      Partners        Partners          Total
                                     -----------     ---------        --------
Revenue:
  Lease income                        $  1,424        $118,962        $120,386
  Litigation proceeds                   19,466         268,498         287,964
  Recovery of Datronic assets            5,171          71,329          76,500
  Interest income                       10,569         179,619         190,188
                                      --------        --------        --------
                                        36,630         638,408         675,038
                                      --------        --------        --------

Expenses:
  General Partner's expense
    reimbursement                       31,876         530,004         561,880
  Professional fees - litigation        18,114         249,848         267,962
  Professional fees - other              4,460          69,923          74,383
  Other operating expenses               1,499          20,975          22,474
  Credit for lease losses              (20,469)       (292,321)       (312,790)
                                      --------        --------        --------

                                        35,480         578,429         613,909
                                      --------        --------        --------

Net earnings                          $  1,150        $ 59,979        $ 61,129
                                      ========        ========        ========
Net earnings - General Partner        $     11        $    600        $    611
                                      ========        ========        ========

Net earnings - Limited Partners       $  1,139        $ 59,379        $ 60,518
                                      ========        ========        ========

Net earnings per limited
   partnership unit                   $   0.22        $   0.84
                                      ========        ========
Weighted average number of limited
   partnership units outstanding         5,100          70,396
                                      ========        ========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners          Total
                                     -----------     ---------       ---------
Revenue:
  Lease income                        $  2,847       $ 253,175       $ 256,022
  Interest income                       10,207         150,179         160,386
                                      --------       ---------       ---------
                                        13,054         403,354         416,408
                                      --------       ---------       ---------

Expenses:
  Amortization of organization and
    equipment acquisition costs         10,651         146,911         157,562
  General Partner's expense
    reimbursement                       41,769         662,371         704,140
  Professional fees - litigation         9,627         132,786         142,413
  Professional fees - other              5,929          90,787          96,716
  Other operating expenses               1,736          23,346          25,082
  Credit for lease losses              (33,258)       (458,718)       (491,976)
  Credit for loss on
    Diverted and other assets           (1,311)        (18,072)        (19,383)
                                      --------       ---------       ---------

                                        35,143         579,411         614,554
                                      --------       ---------       ---------

Net loss                              $(22,089)      $(176,057)      $(198,146)
                                      ========       =========       =========

Net loss - General Partner            $   (221)      $  (1,761)      $  (1,982)
                                      ========       =========       =========

Net loss - Limited Partners           $(21,868)      $(174,296)      $(196,164)
                                      ========       =========       =========

Net loss per limited
   partnership unit                   $  (4.29)      $   (2.48)
                                      ========       =========

Weighted average number of limited
   partnership units outstanding         5,100          70,396
                                      ========       =========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                     Liquidating    Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ---------       ---------
Revenue:
  Lease income                         $ 40,136     $  921,143      $  961,279
  Interest income                        79,319      1,122,339       1,201,658
                                       --------     ----------      ----------
                                        119,455      2,043,482       2,162,937
                                       --------     ----------      ----------

Expenses:
  Amortization of organization and
    equipment acquisition costs          25,563        352,590         378,153
  Management fees - New Era              59,534      1,139,152       1,198,686
  General Partner's expense
    reimbursement                        19,432        316,451         335,883
  Professional fees - litigation          6,826         94,157         100,983
  Professional fees - other               9,368        133,705         143,073
  Other operating expenses                1,984         35,539          37,523
  Credit for lease losses               (30,629)       (77,647)       (108,276)
  Provision for loss on
    Diverted and other assets               936         12,909          13,845
                                       --------     ----------      ----------

                                         93,014      2,006,856       2,099,870
                                       --------     ----------      ----------

Net earnings                           $ 26,441     $   36,626      $   63,067
                                       ========     ==========      ==========

Net earnings - General Partner         $    264     $      366      $      630
                                       ========     ==========      ==========

Net earnings - Limited Partners        $ 26,177     $   36,260      $   62,437
                                       ========     ==========      ==========

Net earnings per limited
   partnership unit                    $   5.13     $     0.52
                                       ========     ==========

Weighted average number of limited
   partnership units outstanding          5,100         70,396
                                       ========     ==========



                See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1998


                                             Liquidating    Continuing
                                General        Limited        Limited         Total
                               Partner's      Partners'      Partners'      Partners'
                                Equity         Equity         Equity         Equity
                              -----------    -----------    -----------    -----------
Balance, December 31, 1995    $      --      $   489,369    $ 8,522,800    $ 9,012,169

  Distributions to partners       (29,280)      (258,009)    (3,343,611)    (3,630,900)
  Net earnings                        630         26,177         36,260         63,067
  Allocation of General
    Partner's Equity               28,650           (714)       (27,936)          --
                              -----------    -----------    -----------    -----------

Balance, December 31, 1996           --          256,823      5,187,513      5,444,336
                              -----------    -----------    -----------    -----------

  Distributions to partners          --             --         (185,672)      (185,672)
  Net loss                         (1,982)       (21,868)      (174,296)      (198,146)
  Allocation of General
    Partner's Equity                1,982           (221)        (1,761)          --
                              -----------    -----------    -----------    -----------

Balance, December 31, 1997           --          234,734      4,825,784      5,060,518
                              -----------    -----------    -----------    -----------

  Net earnings                        611          1,139         59,379         61,129
  Allocation of General
    Partner's Equity                 (611)            11            600           --
                              -----------    -----------    -----------    -----------

Balance, December 31, 1998    $      --      $   235,884    $ 4,885,763    $ 5,121,647
                              ===========    ===========    ===========    ===========




                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                     For the years ended December 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               -----------    -----------    ------------
Cash flows from operating activities:
  Net earnings (loss)                          $    61,129    $  (198,146)   $    63,067
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
    Amortization expense                              --          157,562        378,153
    Credit for lease losses                       (312,790)      (491,976)      (108,276)
    Provision (credit) for loss on
      Diverted and other assets                       --          (19,383)        13,845
    Changes in assets and liabilities:
      Judgment receivable, net                     (50,369)          --             --
      Accounts payable and
        accrued expenses                             3,984        (45,612)       (15,014)
      Lessee rental deposits                       (40,235)       (16,453)       (29,607)
      Due from management
        company                                       --           41,372        (67,288)
                                               -----------    -----------    ------------
                                                  (338,281)      (572,636)       234,880
                                               -----------    -----------    ------------

Cash flows from investing activities:
  Purchase of lease receivables                       --             --       (1,375,398)
  Principal collections on leases                  981,837      2,008,676      2,953,222
  Sales of leases                                     --             --          582,655
  Distribution of Diverted and other
    assets                                         111,360           --             --
  Principal collections on installment
    contract receivable                               --             --        1,047,226
                                               -----------    -----------    ------------
                                                 1,093,197      2,008,676      3,207,705
                                               -----------    -----------    ------------

Cash flows from financing activities:
  Distributions to Limited Partners                   --         (185,672)    (3,601,620)
  Distributions to General Partner                    --             --          (29,280)
                                               -----------    -----------    ------------
                                                      --         (185,672)    (3,630,900)
                                               -----------    -----------    ------------

Net increase (decrease) in cash and
  cash equivalents                                 754,916      1,250,368       (188,315)
Cash and cash equivalents:
  Beginning of year                              3,785,499      2,535,131      2,723,446
                                               -----------    -----------    ------------
  End of year                                  $ 4,540,415    $ 3,785,499    $ 2,535,131
                                               ===========    ===========    ===========


          See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                          Liquidating    Continuing
                                            Limited       Limited
                                            Partners      Partners        Total
                                          -----------   -----------    -----------
Cash flows from operating activities:
  Net earnings                            $     1,150    $    59,979    $    61,129
  Adjustments to reconcile net earnings
     to net cash used in operating
    activities:
    Credit for lease losses                   (20,469)      (292,321)      (312,790)
    Changes in assets and liabilities:
      Judgment receivable, net                 (3,405)       (46,964)       (50,369)
      Accounts payable and
        accrued expenses                          406          3,578          3,984
      Lessee rental deposits                   (1,916)       (38,319)       (40,235)
                                          -----------    -----------    -----------
                                              (24,234)      (314,047)      (338,281)
                                          -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              20,469        961,368        981,837
  Distribution of Diverted and other
    assets                                      7,528        103,832        111,360
                                          -----------    -----------    -----------
                                               27,997      1,065,200      1,093,197
                                          -----------    -----------    -----------
Net increase in cash and
  cash equivalents                              3,763        751,153        754,916
Cash and cash equivalents:
  Beginning of year                           221,305      3,564,194      3,785,499
                                          -----------    -----------    -----------
  End of year                             $   225,068    $ 4,315,347    $ 4,540,415
                                          ===========    ===========    ===========



       See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                          Liquidating    Continuing
                                            Limited       Limited
                                            Partners      Partners        Total
                                          -----------   -----------    -----------
Cash flows from operating activities:
  Net loss                               $   (22,089)   $  (176,057)   $  (198,146)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Amortization expense                      10,651        146,911        157,562
    Credit for lease losses                  (33,258)      (458,718)      (491,976)
    Credit for loss on
      Diverted and other assets               (1,311)       (18,072)       (19,383)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (1,964)       (43,648)       (45,612)
      Lessee rental deposits                  (1,762)       (14,691)       (16,453)
      Due from management
        company                                2,306         39,066         41,372
                                         -----------    -----------    -----------
                                             (47,427)      (525,209)      (572,636)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             70,417      1,938,259      2,008,676
                                         -----------    -----------    -----------
                                              70,417      1,938,259      2,008,676
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners             --         (185,672)      (185,672)
                                         -----------    -----------    -----------
                                                --         (185,672)      (185,672)
                                         -----------    -----------    -----------

Net increase in cash and
  cash equivalents                            22,990      1,227,378      1,250,368
Cash and cash equivalents:
  Beginning of year                          198,315      2,336,816      2,535,131
                                         -----------    -----------    -----------
  End of year                            $   221,305    $ 3,564,194    $ 3,785,499
                                         ===========    ===========    ===========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                          Liquidating     Continuing
                                            Limited        Limited
                                            Partners       Partners         Total
                                          -----------    -----------     -----------
Cash flows from operating activities:
  Net earnings                            $    26,441    $    36,626    $    63,067
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Amortization expense                       25,563        352,590        378,153
    Credit for lease losses                   (30,629)       (77,647)      (108,276)
    Provision for loss on
      Diverted and other assets                   936         12,909         13,845
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                         (656)       (14,358)       (15,014)
      Lessee rental deposits                   (1,997)       (27,610)       (29,607)
      Due from management
        company                                (2,314)       (64,974)       (67,288)
                                          -----------    -----------    -----------
                                               17,344        217,536        234,880
                                          -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of lease receivables                  --       (1,375,398)    (1,375,398)
  Principal collections on leases             113,464      2,839,758      2,953,222
  Sales of leases                               2,405        580,250        582,655
  Principal collections on installment
    contract receivable                        70,792        976,434      1,047,226
                                          -----------    -----------    -----------
                                              186,661      3,021,044      3,207,705
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners          (258,009)    (3,343,611)    (3,601,620)
  Distributions to General Partner               (978)       (28,302)       (29,280)
                                          -----------    -----------    -----------
                                             (258,987)    (3,371,913)    (3,630,900)
                                          -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                            (54,982)      (133,333)      (188,315)
Cash and cash equivalents:
  Beginning of year                           253,297      2,470,149      2,723,446
                                          -----------    -----------    -----------
  End of year                             $   198,315    $ 2,336,816    $ 2,535,131
                                          ===========    ===========    ===========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

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

On January 1, 1997, the Partnership began its Liquidating Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1998 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1998, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $5.74 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 6).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner
(LRC) and other Datronic Partnerships are also included.

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

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), interest collected on non-performing leases, late fees, and other lease related items.

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1998 and 1997 are as follows:

                                                    December 31, 1998
                                      -----------------------------------------
                                      Liquidating     Continuing
                                        Limited        Limited
                                       Partners        Partners        Total
                                      -----------    -----------    -----------
Performing leases
  Minimum lease payments
    receivable                        $       783    $   465,702    $   466,485
  Unearned income                            --          (42,862)       (42,862)
  Estimated residuals                        --             --             --
                                      -----------    -----------    -----------
Total performing leases                       783        422,840        423,623
Non-performing leases                      36,649        884,993        921,642
                                      -----------    -----------    -----------
Net investment in direct
  financing leases before
  allowance                                37,432      1,307,833      1,345,265
Allowance for lease losses                (37,432)      (875,601)      (913,033)
                                      -----------    -----------    -----------
Net investment in direct
  financing leases                    $      --      $   432,232    $   432,232
                                      ===========    ===========    ===========

Billed and outstanding balances
  included in net investment
  in direct financing leases          $       783    $     8,404    $     9,187
                                      ===========    ===========    ===========

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                  December 31, 1997
                                      -----------------------------------------
                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners         Total
                                      -----------    -----------    -----------
Performing leases
  Minimum lease payments
    receivable                        $     3,075    $ 1,245,514    $ 1,248,589
  Unearned income                              (2)      (143,871)      (143,873)
  Estimated residuals                         125          1,725          1,850
                                      -----------    -----------    -----------
Total performing leases                     3,198      1,103,368      1,106,566
Non-performing leases                      50,501      1,138,770      1,189,271
                                      -----------    -----------    -----------
Net investment in direct
  financing leases before
  allowance                                53,699      2,242,138      2,295,837
Allowance for lease losses                (53,699)    (1,140,859)    (1,194,558)
                                      -----------    -----------    -----------
Net investment in direct
  financing leases                    $      --      $ 1,101,279    $ 1,101,279
                                      ===========    ===========    ===========

Billed and outstanding balances
  included in net investment
  in direct financing leases          $     2,865    $    37,065    $    39,930
                                      ===========    ===========    ===========


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1996, 1997 and 1998 follows:

                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners         Total
                                      -----------    -----------    -----------
Balance at December 31, 1995          $   358,572    $ 5,068,410    $ 5,426,982
Recoveries                                (30,629)       (77,647)      (108,276)
Write-offs                                 (8,220)      (107,699)      (115,919)
                                      -----------    -----------    -----------

Balance at December 31, 1996              319,723      4,883,064      5,202,787
Recoveries                                (33,258)      (458,718)      (491,976)
Write-offs                               (232,766)    (3,283,487)    (3,516,253)
                                      -----------    -----------    -----------

Balance at December 31, 1997               53,699      1,140,859      1,194,558
Recoveries                                 (6,507)       (99,757)      (106,264)
Write-offs                                 (9,760)      (165,501)      (175,261)
                                      -----------    -----------    -----------

Balance at December 31, 1998          $    37,432    $   875,601    $   913,033
                                      ===========    ===========    ===========


The 1996 and 1997 recoveries and the 1997 write-offs relate primarily to a Master Lease Agreement between the Partnership and CRCA. See Note 4.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding years ending after December 31, 1998 by Class of Limited Partner are as follows:


                             Liquidating       Continuing
                               Limited          Limited
                              Partners          Partners            Total
                             -----------       ----------         --------
1999                         $       783       $  308,136         $308,919
2000                                 --           150,352          150,352
2001                                 --             7,214            7,214
                             -----------       ----------         --------

                             $       783       $  465,702         $466,485
                             ===========       ==========         ========


NOTE 4 -  RESIDUAL INTEREST IN CRCA

Residual interest in CRCA represents the Partnership's fully-reserved, 35% interest in the remaining assets of Computer Rental Corporation of America, Inc. ("CRCA"). Fund XVIII holds the remaining 65% interest. All of the stock of CRCA was obtained by LRC for the benefit of the Partnership and Fund XVIII as a result of CRCA's 1992 default on a master lease agreement between it and the two Partnerships.

At December 31, 1998, CRCA's assets consisted of a $4.2 million subordinated note receivable from Personal Computer Rental Corp. ("PCR") and $136,000 of cash. The note, which was due in November 1997, is now in default and was one of two notes comprising the $6.2 million consideration received by CRCA for the 1996 sale of its assets to PCR. The note is subordinated to a $14 million security interest held by another PCR creditor.

During the period 1996 through 1998, $2.08 million of principal and interest have been collected against the PCR notes of which $729,000 was distributed to the Partnership and the balance to Fund XVIII. The Partnership credited these recoveries against its provision (credit) for lease losses in the year's received (1996 - $83,276, 1997 - $438,887, and 1998 - $206,526). Any additional recoveries against the remaining note balance will also be credited against the provision.

Prior to 1997, the Partnership included the fully-reserved, unpaid balance of the master lease agreement with its Net Investment in Direct Financing Leases. In 1997 the remaining $3.4 million

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



balance was written-off against the allowance for lease losses since the Partnership's sole means of recovery is from the liquidation of CRCA's remaining assets.

NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided, pro-rata interest in them. These assets are held by a nominee company.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's 2.8% interest in the remaining Diverted and other assets is reflected in the accompanying balance sheets at cost, less valuation allowances established in prior years. At December 31, 1998, these assets consisted of a seven-story office building in Schaumburg, Illinois and cash of $1.3 million.

During 1998, $4.0 million of cash (Partnership's share $111,360) was transferred from the nominee company to the Partnerships. These proceeds were recorded as a reduction of "Diverted and other assets, net" in the Partnership's Balance sheet. The Partnership's Statements of Revenue and Expenses reflect a 1997 recovery ($19,383) of previously reserved balances and a 1996 loss ($13,845) from the settlement of claims against the Diverted and other assets.

LRC is continuing its efforts to market and sell the Schaumburg, Illinois office building. The net sales proceeds, along with other available cash balances will be distributed to the Partnerships. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.

NOTE 6 - DATRONIC ASSETS:

At December 31, 1998, Datronic Assets consisted of the Partnership's 10.2% interest in fully-reserved residual cash of $46,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (see Notes 1, 2 and 8). Since then, all but $46,000 of the $1,732,000 (Partnership's share $177,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $76,500) during 1998. The $76,500 realized by the Partnership this year was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $76,500 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $46,000 which is realized in excess of its fully reserved balance of zero, will be distributed proportionately to the Partnerships.

NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1996 and 1997 were:

                     Class A      Class B      Class C
                     -------      -------      -------

            1996    $  50.59     $ 47.45       $ 47.45
            1997    $    -       $  2.64       $  2.55

No distributions were made in 1998.

The Partnership began its Liquidating Phase on January 1, 1997. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions were based on the positive Capital Account balances of each limited partner within each Class (see Note
10).

At December 31, 1998, 1997 and 1996, there were 5,100 Class A Units, 69,791 Class B Units, 605 Class C Units, and one General Partner Unit outstanding.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Funds raised by each Class and cumulative distributions to limited partners by Class from the Partnership's formation through December 31, 1998 are:

                                         Funds             Cumulative
                                        Raised            Distributions
                                        ------            -------------

                  Class A             $ 2,550,000         $   1,558,574
                  Class B              34,895,500            19,554,863
                  Class C                 302,500               169,449
                                      -----------         -------------

                  Total               $37,748,000         $  21,282,886
                                      ===========         =============


NOTE 8 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross- claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933.

The claims against Siegan were settled in 1995 pursuant to which Siegan paid a total of $1.78 million (of which $161,000 went to the Partnership). Costs, consisting primarily of legal fees, incurred by the Partnerships in pursuing their claim against Siegan totaled approximately $683,000 (including $62,000 paid by the Partnership).

During 1998, the claims against the Partnerships' former accountants were resolved. In May, LRC reached a settlement with Weiss under which Weiss agreed to pay the Partnerships $2.4 million (Partnership's share is $221,000) in exchange for a release from all Partnership claims and dismissal of the class claims against it. The settlement was consummated in September and the settlement proceeds, along with $37,000 of interest earned since May, were transferred to LRC for the benefit of the Partnerships. After payment of $609,000 in contingent legal fees (Partnership's share is $55,000), $1.83 million of net proceeds were made available to the Partnerships. The Partnership's share of the gross proceeds has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." The contingent legal fees are included in the Statements of Revenue and Expenses as part of "Professional fees - litigation."

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


In June, a jury verdict was rendered against Price Waterhouse finding them negligent in the conduct of their prior audits of the Datronic Partnerships. The jury awarded damages of $739,300. In January 1999, the court entered final judgment and awarded an additional $2,000 for trial costs. The Partnership's share ($67,000) of the total award has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." These damages bear 9% interest until paid by the defendant. Contingent fees of 25% of the recovery will be due upon receipt of the damages and are reflected in the Statements of Revenue and Expenses as part of "Professional fees - litigation." The proceeds due to the Partnership are included in its December 31, 1998 Balance Sheet, net of contingent legal fees, as "Judgment receivable, net."

Legal fees and trial expenses incurred by the Partnership in pursuing its claims against the former accountants have totaled $507,000 since 1993.

NOTE 9 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era and its principals were paid an aggregate amount of $4.2 million. The Partnership's share of these payments was $563,662, and is included in the 1996 Statements of Revenue and Expenses as part of "Management fees - New Era".

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statements of Revenue and Expenses as part of "General Partner's expense reimbursement".

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 10 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participated in the Class Action.

Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on January 1, 1997, each Class B Limited Partner received cash distributions equal to 12% annually of their Adjusted Capital Contributions (as that term is defined in the Amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participated in the Class Action.

Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) did not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Concurrent with the beginning of the Liquidating Phase on January 1, 1997, the Partnership ceased making New Investments and the General Partner (LRC) began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements ("Cash Flow Available for Distribution") will be distributed to the General and Limited Partners as described below.

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

The following summarizes the total of all payments to LRC during the three years ended December 31, 1998:

                                                  Year ended December 31,
                                          --------------------------------------
                                             1998          1997          1996
                                             ----          ----          ----
1% Distribution                           $     --      $   21,233    $  104,304
Expense Reimbursement in excess
   of the 1% Distribution                  4,079,994     5,369,846     2,955,260
                                          ----------    ----------    ----------

Total                                     $4,079,994    $5,391,079    $3,059,564
                                          ==========    ==========    ==========


The Partnership's share of these payments were:


                                                  Year ended December 31,
                                          --------------------------------------
                                             1998          1997          1996
                                             ----          ----          ----
1% Distribution                           $     --      $     --      $   29,280
Expense Reimbursement in excess
   of the 1% Distribution                    561,880       704,140       335,883
                                          ----------    ----------    ----------

Total                                     $  561,880    $  704,140    $  365,163
                                          ==========    ==========    ==========

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in heavily populated states such as California, Florida, and New York. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, printing and photo processing equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, telecommunications equipment, medical equipment and automotive repair equipment. At December 31, 1998 there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1998.


                                                Liquidating    Continuing
                                   General        Limited       Limited
                                   Partner       Partners       Partners         Total
                                 -----------    -----------    -----------    -----------
Net earnings per accompanying
  statements                     $       611    $     1,139    $    59,379    $    61,129
Effect of leases treated as
  operating leases for tax
  purposes                               (77)          (472)        (7,165)        (7,714)
Effect of principal repayments
  treated as income for tax
  purposes                           (18,724)      (125,217)    (1,728,471)    (1,872,412)
Provision for recovery of
  Diverted and other assets              274          1,834         25,309         27,417
Provision for Class Counsel
  fees and expenses, net                --            1,510         20,670         22,180

Other, net                              (234)        (1,295)       (21,898)       (23,427)
                                 -----------    -----------    -----------    -----------

Loss for Federal income tax
  purposes in total              $   (18,150)   $  (122,501)   $(1,652,176)   $(1,792,827)
                                 ===========    ===========    ===========    ===========

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                      Director
      Name                       Position and Office                Since
-----------------           ---------------------------             -----
Donald D. Torisky           Chairman of the Board and
                            Chief Executive Officer                 12/92

Robert P. Schaen            Vice-Chairman of the Board and
                            Chief Financial Officer                 12/92

Arthur M. Mintz             Vice-Chairman of the Board and
                            General Counsel                         12/92


Donald D. Torisky, age 60, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.

Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 72, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 62, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1998 was as follows:

     Chairman of the
     Board and Chief                                      All Other
     Executive Officer          Salary                 Compensation(b)
     -----------------          ------                 ---------------

     Donald D. Torisky         $463,409                   $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1998.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 13.77%.

The compensation of the other four highly compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

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

(b)     Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.


                  DATRONIC EQUIPMENT INCOME FUND XX, L.P.

March 30, 1999               By: Lease Resolution Corporation,
                             General Partner



                             By:  /s/ Donald D. Torisky
                                 ---------------------------------
                                 Donald D. Torisky
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:   /s/ Donald D. Torisky                                       March 30, 1999
     ------------------------------
     Donald D. Torisky Chairman and Chief
     Executive Officer, Lease Resolution Corporation,
     General Partner of Datronic Equipment Income
     Fund XX, L.P.



By:   /s/ Robert P. Schaen                                        March 30, 1999
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer, Lease Resolution
     Corporation, General Partner of
     Datronic Equipment Income Fund XX, L.P.




By:   /s/ Arthur M. Mintz                                         March 30, 1999
     ------------------------------
     Arthur M. Mintz Vice-Chairman and General
     Counsel, Lease Resolution Corporation,
     General Partner of Datronic Equipment
     Income Fund XX, L.P.

                                  EXHIBIT INDEX


 EXHIBIT NO.               DESCRIPTION
 -----------               -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.