Form 10-Q
period 1999-06-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1999-08-06
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------


For the Quarter Ended
     June 30, 1999                               Commission File Number  0-21260
----------------------                           -------------------------------



                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                               36-3763539
----------------------                               ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                              Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
     Address of principal                                City, State, Zip Code
      executive offices

Registrant's telephone number:                              (847) 240-6200
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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 1999 (unaudited)                                          3

      December 31, 1998                                                  4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1999                           5

      For the three months ended June 30, 1998                           6

      For the six months ended June 30, 1999                             7

      For the six months ended June 30, 1998                             8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1999
        (unaudited)                                                      9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1999                            10

      For the six months ended June 30, 1998                            11

    Notes to Financial Statements                                  12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                         16

PART II - OTHER INFORMATION

Items 1-6.                                                              17

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                 June 30, 1999
                                  (Unaudited)




                                     Liquidating     Continuing
                                       Limited         Limited
                                       Partner        Partners         Total
                                     -----------   --------------  ------------
ASSETS
------

Cash and cash equivalents            $   110,087   $    2,092,118  $  2,202,205
Net investment in direct financing
  leases                                     -            277,571       277,571
Residual interest in CRCA                    -                -             -
Diverted and other assets, net             8,172          112,713       120,885
Datronic assets, net                         -                -             -
                                     -----------   --------------  ------------

                                     $   118,259   $    2,482,402  $  2,600,661
                                     ===========   ==============  ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                           $       103   $        3,485  $      3,588
                                     -----------   --------------  ------------

    Total liabilities                        103            3,485         3,588

Total partners' equity                   118,156        2,478,917     2,597,073
                                     -----------   --------------  ------------

                                     $   118,259   $    2,482,402  $  2,600,661
                                     ===========   ==============  ============








                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               December 31, 1998





                                     Liquidating     Continuing
                                       Limited        Limited
                                      Partners        Partners         Total
ASSETS                              ------------    -----------     ----------
------

Cash and cash equivalents           $    225,068    $ 4,315,347     $4,540,415
Judgment receivable, net                   3,405         46,964         50,369
Net investment in direct financing
  leases                                     -          432,232        432,232
Residual interest in CRCA                    -              -              -
Diverted and other assets, net             8,172        112,713        120,885
Datronic assets, net                         -              -              -
                                    ------------    -----------     ----------

                                    $    236,645    $ 4,907,256     $5,143,901
                                    ============    ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                          $        761    $    21,351     $   22,112
Lessee rental deposits                       -              142            142
                                    ------------    -----------     ----------

    Total liabilities                        761         21,493         22,254

Total partners' equity                   235,884      4,885,763      5,121,647
                                    ------------    -----------     ----------

                                    $    236,645    $ 4,907,256     $5,143,901
                                    ============    ===========     ==========










                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                  (Unaudited)


                                        Liquidating     Continuing
                                          Limited        Limited
                                          Partners       Partners      Total
                                        -----------     ----------   ---------
Revenue:
  Lease income                           $       71      $  11,211   $  11,282
  Interest income                               762         23,852      24,614
                                        -----------     ----------   ---------

                                                833         35,063      35,896
                                        -----------     ----------   ---------
Expenses:
  General Partner's expense
    reimbursement                             9,055        139,890     148,945
  Professional fees                             854         17,158      18,012
  Other operating expenses                      447          6,223       6,670
  Credit for lease losses                    (6,020)      (102,031)   (108,051)
                                        -----------     ----------   ---------

                                              4,336         61,240      65,576
                                        -----------     ----------   ---------

Net loss                                 $   (3,503)     $ (26,177)  $ (29,680)
                                        ===========     ==========   =========

Net loss - General Partner               $      (35)     $    (262)  $    (297)
                                        ===========     ==========   =========

Net loss - Limited Partners              $   (3,468)     $ (25,915)  $ (29,383)
                                        ===========     ==========   =========

Net loss per limited
  partnership unit                       $    (0.68)     $   (0.37)
                                        ===========     ==========

Weighted average number of limited
  partnership units outstanding               5,100         70,396
                                        ===========     ==========










                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                  (Unaudited)


                                        Liquidating     Continuing
                                          Limited        Limited
                                          Partners       Partners      Total
                                        -----------     ----------   ---------
Revenue:
  Lease income                          $       458     $   33,657   $  34,115
  Interest income                             2,702         44,861      47,563
                                        -----------     ----------   ---------

                                              3,160         78,518      81,678
                                        -----------     ----------   ---------

Expenses:
  General Partner's expense
    reimbursement                             7,693        126,701     134,394
  Professional fees                           9,918        139,833     149,751
  Other operating expenses                      405          5,599       6,004
  Credit for lease losses                    (1,311)       (18,086)    (19,397)
                                        -----------     ----------   ---------

                                             16,705        254,047     270,752
                                        -----------     ----------   ---------

Net loss                                $   (13,545)    $ (175,529)  $(189,074)
                                        ===========     ==========   =========

Net loss - General Partner              $      (135)    $   (1,755)  $  (1,890)
                                        ===========     ==========   =========

Net loss - Limited Partners             $   (13,410)    $ (173,774)  $(187,184)
                                        ===========     ==========   =========

Net loss per limited
  partnership unit                      $     (2.63)    $    (2.47)
                                        ===========     ==========

Weighted average number of limited
  partnership units outstanding               5,100         70,396
                                        ===========     ==========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                  (Unaudited)


                                        Liquidating     Continuing
                                          Limited        Limited
                                          Partners       Partners      Total
                                        -----------     ----------   ---------
Revenue:
  Lease income                          $       241     $   30,109   $  30,350
  Interest income                             3,185         69,018      72,203
                                        -----------     ----------   ---------

                                              3,426         99,127     102,553
                                        -----------     ----------   ---------

Expenses:
  General Partner's expense
    reimbursement                            16,739        266,618     283,357
  Professional fees                           1,793         38,706      40,499
  Other operating expenses                      588          8,437       9,025
  Credit for lease losses                    (6,296)      (125,837)   (132,133)
                                        -----------     ----------   ---------

                                             12,824        187,924     200,748
                                        -----------     ----------   ---------

Net loss                                $    (9,398)    $  (88,797)  $ (98,195)
                                        ===========     ==========   =========

Net loss - General Partner              $       (94)    $     (888)  $    (982)
                                        ===========     ==========   =========

Net loss - Limited Partners             $    (9,304)    $  (87,909)  $ (97,213)
                                        ===========     ==========   =========

Net loss per limited
  partnership unit                      $     (1.82)    $    (1.25)
                                        ===========     ==========

Weighted average number of limited
  partnership units outstanding               5,100         70,396
                                        ===========     ==========









                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                        Liquidating     Continuing
                                          Limited        Limited
                                          Partners       Partners      Total
                                        -----------     ----------   ---------
Revenue:
  Lease income                          $     1,010     $   76,652   $  77,662
  Interest income                             5,479         87,781      93,260
                                        -----------     ----------   ---------

                                              6,489        164,433     170,922
                                        -----------     ----------   ---------

Expenses:
  General Partner's expense
    reimbursement                            16,615        271,591     288,206
  Professional fees                          16,377        229,562     245,939
  Other operating expenses                      758         10,751      11,509
  Credit for lease losses                   (18,282)      (252,160)   (270,442)
                                        -----------     ----------   ---------

                                             15,468        259,744     275,212
                                        -----------     ----------   ---------

Net loss                                $    (8,979)    $  (95,311)  $(104,290)
                                        ===========     ==========   =========

Net loss - General Partner              $       (90)    $     (953)  $  (1,043)
                                        ===========     ==========   =========

Net loss - Limited Partners             $    (8,889)    $  (94,358)  $(103,247)
                                        ===========     ==========   =========

Net loss per limited
  partnership unit                      $     (1.74)    $    (1.34)
                                        ===========     ==========

Weighted average number of limited
  partnership units outstanding               5,100         70,396
                                        ===========     ==========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                     Liquidating         Continuing
                                     General           Limited             Limited               Total
                                    Partner's         Partners'           Partners'            Partners'
                                     Equity            Equity              Equity               Equity
                                    ---------        -----------         -----------          -----------
Balance, December 31, 1998*         $    -            $ 235,884          $ 4,885,763          $ 5,121,647

  Distributions to partners              -             (108,330)          (2,318,049)          (2,426,379)
  Net loss                              (982)            (9,304)             (87,909)             (98,195)
  Allocation of General
    Partner's Equity                     982                (94)                (888)                 -
                                    --------          ---------          -----------          -----------

Balance, June 30, 1999              $    -            $ 118,156          $ 2,478,917          $ 2,597,073
                                    ========          =========          ===========          ===========

* Balances are net of $16,221 and $292,056 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.










                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                  (Unaudited)


                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partners      Partners       Total
                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                              $    (9,398)  $   (88,797)  $   (98,195)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (6,296)     (125,837)     (132,133)
    Changes in assets and liabilities:
      Judgment receivable, net                3,405        46,964        50,369
      Accounts payable and
        accrued expenses                       (658)      (17,866)      (18,524)
      Lessee rental deposits                    -            (142)         (142)
                                        -----------   -----------   -----------
                                            (12,947)     (185,678)     (198,625)
                                        -----------   -----------   -----------

Cash flows from investing activities:
  Principal collections on leases               381       198,913       199,294
  Residual interest in CRCA                   5,915        81,585        87,500
                                        -----------   -----------   -----------
                                              6,296       280,498       286,794
                                        -----------   -----------   -----------

Cash flows from financing activities:
  Distributions to Limited Partners        (108,330)   (2,318,049)   (2,426,379)
                                        -----------   -----------   -----------

Net decrease in cash and
  cash equivalents                         (114,981)   (2,223,229)   (2,338,210)
Cash and cash equivalents:
  Beginning of year                         225,068     4,315,347     4,540,415
                                        -----------   -----------   -----------
  End of second quarter                 $   110,087   $ 2,092,118   $ 2,202,205
                                        ===========   ===========   ===========







                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partners      Partners       Total
                                        -----------    ----------   -----------
Cash flows from operating activities:
  Net loss                              $    (8,979)   $  (95,311)  $  (104,290)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (18,282)     (252,160)     (270,442)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       (174)       (4,365)       (4,539)
      Lessee rental deposits                 (1,823)      (36,958)      (38,781)
                                        -----------    ----------   -----------
                                            (29,258)     (388,794)     (418,052)
                                        -----------    ----------   -----------

Cash flows from investing activities:
  Principal collections on leases            18,282       645,545       663,827
                                        -----------    ----------   -----------


Net increase (decrease) in cash and
  cash equivalents                          (10,976)      256,751       245,775
Cash and cash equivalents:
  Beginning of year                         221,305     3,564,194     3,785,499
                                        -----------    ----------   -----------
  End of second quarter                 $   210,329    $3,820,945   $ 4,031,274
                                        ===========    ==========   ===========












                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($15,000 and $202,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($94,000 and $2,116,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

NOTE 4 - RESIDUAL INTEREST IN CRCA:

Residual interest in CRCA represents the Partnership's fully reserved 35% (65% for Fund XVIII) interest in the remaining assets of Computer Rental Corp. of America, Inc. (CRCA). These assets consisted of a

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED




$4.2 million subordinated note receivable from Personal Computer Rental Corporation (PRC) and $136,000 of cash. See Note 4 to the financial statements included in the 1998 Form 10-K. In early April, 1999, CRCA sold the note to PCR's senior secured creditor for $250,000. The Partnership's share ($87,500) of the proceeds has been credited to the provision for lease losses. The Partnership's 35% share of any residual cash that may remain after payment of expenses will also be credited to the provision for lease losses when paid to the Partnership.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through June 30, 1999. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 1999, Partnership cash and cash equivalents decreased by $2,338,000 to $2,202,000 at June 30, 1999 from $4,540,000 at December 31, 1998. This decrease is primarily due to the distribution paid to Limited Partners of $2,426,000 (see below) and by cash used in operations of $199,000, partially offset by cash receipts from collections on leases of $199,000 and $87,000 from the sale of a CRCA note receivable.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($15,000 and $202,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($94,000 and $2,116,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by March 2001. The general partner expects that the building will be sold during the second half of 1999 or 2000 and the proceeds included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue

Service. The general partner expects this to occur sometime during the year
2001.


Results of Operations

The Partnership had net losses of $30,000 and $98,000 for the three and six months ended June 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $189,000 and $104,000 for the three and six months ended June 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1999 and 1998 include the following:

Lease income:
Since January 1997, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 1999 was lower than 1998 because of lower average invested cash balances and interest rates.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the three and six months ended June 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credit for lease losses:
This credit reflects recovery of previously reserved balances. The 1999 credit includes the Partnership's share ($87,500) of a $250,000 recovery against its residual interest in CRCA that resulted from the sale of a note receivable. See
Note 4 to the Partnership's financial statements included in Item 1. The 1998 credit includes a $207,000 CRCA-related recovery from the collection of another note receivable. See Note 4 to the Partnership's financial statements included in the 1998 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 1999.





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




                       By:     /s/ ROBERT P. SCHAEN
                               ---------------------
                               Robert P. Schaen
                               Vice-Chairman and Chief Financial Officer,
                               Lease Resolution Corporation,
                               General Partner of
                               Datronic Equipment Income Fund XX, L.P.

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