Form 10-Q
period 1999-09-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 1999-11-09
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                       -----------------------------------


For the Quarter Ended
  September 30, 1999                             Commission File Number  0-21260
----------------------                           -------------------------------



                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                              36-3763539
------------------------                            ---------------------------
   State or other                                   IRS Employer Identification
   jurisdiction of                                            Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
  Address of principal                                  City, State, Zip Code
  executive offices

Registrant's telephone number:                             (847) 240-6200
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

                                  (1) Yes x   No
                                         ---
                                  (2) Yes x   No
                                         ---

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1999 (unaudited)                                           3

      December 31, 1998                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1999                            5

      For the three months ended September 30, 1998                            6

      For the nine months ended September 30, 1999                             7

      For the nine months ended September 30, 1998                             8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1999
        (unaudited)                                                            9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1999                            10

      For the nine months ended September 30, 1998                            11

    Notes to Financial Statements                                        12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               16

PART II - OTHER INFORMATION

Items 1-6.                                                                    17

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               September 30, 1999
                                  (Unaudited)


                                      Liquidating     Continuing
                                        Limited         Limited
                                       Partners        Partners         Total
                                      -----------     ----------     -----------
ASSETS
------

Cash and cash equivalents              $ 104,169     $ 2,112,783     $ 2,216,952
Net investment in direct financing
  leases                                     -           211,573         211,573
Residual interest in CRCA                    -               -               -
Diverted and other assets, net             8,172         112,713         120,885
Datronic assets, net                         -               -               -
                                       ---------     -----------     -----------
                                       $ 112,341     $ 2,437,069     $ 2,549,410
                                       =========     ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                             $     103     $     3,431     $     3,534
                                       ---------     -----------     -----------

    Total liabilities                        103           3,431           3,534

Total partners' equity                   112,238       2,433,638       2,545,876
                                       ---------     -----------     -----------

                                       $ 112,341     $ 2,437,069     $ 2,549,410
                                       =========     ===========     ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               December 31, 1998



                                     Liquidating     Continuing
                                       Limited        Limited
                                       Partners       Partners           Total
                                     -----------     ----------      -----------
ASSETS
------

Cash and cash equivalents             $ 225,068     $ 4,315,347      $ 4,540,415
Judgment receivable, net                  3,405          46,964           50,369
Net investment in direct financing
  leases                                    -           432,232          432,232
Residual interest in CRCA                   -               -                -
Diverted and other assets, net            8,172         112,713          120,885
Datronic assets, net                        -               -                -
                                      ---------     -----------      -----------
                                      $ 236,645     $ 4,907,256      $ 5,143,901
                                      =========     ===========      ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                            $     761     $    21,351      $    22,112
Lessee rental deposits                      -               142              142
                                      ---------     -----------      -----------
    Total liabilities                       761          21,493           22,254

Total partners' equity                  235,884       4,885,763        5,121,647
                                      ---------     -----------      -----------
                                      $ 236,645     $ 4,907,256      $ 5,143,901
                                      =========     ===========      ===========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1999
                                  (Unaudited)


                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners         Total
                                        -----------    ----------      --------
Revenue:
  Lease income                           $   -          $ 8,627        $  8,627
  Interest income                            396         20,433          20,829
                                        -----------    ----------      --------
                                             396         29,060          29,456
                                        -----------    ----------      --------
Expenses:
  General Partner's expense
    reimbursement                          6,349        103,708         110,057
  Professional fees                          684         10,550          11,234
  Other operating expenses                   204          2,820           3,024
  Credit for lease losses                   (923)       (42,739)        (43,662)
                                        -----------    ----------      --------
                                           6,314         74,339          80,653
                                        -----------    ----------      --------
Net loss                                 $(5,918)      $(45,279)       $(51,197)
                                        ===========    ==========      ========
Net loss - General Partner               $   (59)      $   (453)       $   (512)
                                        ===========    ==========      ========
Net loss - Limited Partners              $(5,859)      $(44,826)       $(50,685)
                                        ===========    ==========      ========
Net loss per limited
   partnership unit                      $ (1.15)      $  (0.64)
                                        ===========    ==========
Weighted average number of limited
   partnership units outstanding           5,100         70,396
                                        ===========    ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1998
                                  (Unaudited)

                                      Liquidating       Continuing
                                        Limited          Limited
                                       Partners          Partners           Total
                                      -----------     -------------     -----------
Revenue:
  Lease income                        $       150     $      23,060     $    23,210
  Interest income                           2,617            46,309          48,926
                                      -----------     --------------    -----------

                                            2,767            69,369          72,136
                                      -----------     --------------    -----------

Expenses:
  General Partner's expense
    reimbursement                           6,576           114,938         121,514
  Professional fees                           636             9,631          10,267
  Other operating expenses                    179             2,490           2,669
  Credit for lease losses                  (1,660)          (22,904)        (24,564)
                                      -----------     -------------     -----------

                                            5,731           104,155         109,886
                                      -----------     -------------     -----------

Net loss                              $    (2,964)    $     (34,786)    $   (37,750)
                                      ===========     =============     ===========

Net loss - General Partner            $       (30)    $        (348)    $      (378)
                                      ===========     =============     ===========

Net loss - Limited Partners           $    (2,934)    $     (34,438)    $   (37,372)
                                      ===========     =============     ===========

Net loss per limited
   partnership unit                   $     (0.58)    $       (0.49)
                                      ===========     =============

Weighted average number of limited
   partnership units outstanding            5,100            70,396
                                      ===========     =============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                  (Unaudited)

                                      Liquidating       Continuing
                                        Limited          Limited
                                       Partners          Partners           Total
                                      -----------     -------------     -----------
Revenue:
  Lease income                        $       241       $    38,736        $    38,977
  Interest income                           3,581            89,451             93,032
                                      -----------       -----------        -----------

                                            3,822           128,187            132,009
                                      -----------       -----------        -----------

Expenses:
  General Partner's expense
    reimbursement                          23,088           370,326            393,414
  Professional fees                         2,477            49,256             51,733
  Other operating expenses                    792            11,257             12,049
  Credit for lease losses                  (7,219)         (168,576)          (175,795)
                                      -----------       -----------        -----------

                                           19,138           262,263            281,401
                                      -----------       -----------        -----------

Net loss                              $   (15,316)      $  (134,076)       $  (149,392)
                                      ===========       ===========        ===========

Net loss - General Partner            $      (153)      $    (1,341)       $    (1,494)
                                      ===========       ===========        ===========

Net loss - Limited Partners           $   (15,163)      $  (132,735)       $  (147,898)
                                      ===========       ===========        ===========

Net loss per limited
   partnership unit                   $     (2.97)      $     (1.89)
                                      ===========       ===========

Weighted average number of limited
   partnership units outstanding            5,100            70,396
                                      ===========       ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                  (Unaudited)

                                      Liquidating       Continuing
                                        Limited          Limited
                                       Partners          Partners            Total
                                      -----------     --------------      -----------

Revenue:
  Lease income                        $     1,160     $       99,712      $   100,872
  Interest income                           8,096            134,090          142,186
                                      -----------     --------------      -----------

                                            9,256            233,802          243,058
                                      -----------     --------------      -----------

Expenses:
  General Partner's expense
    reimbursement                          23,191            386,529          409,720
  Professional fees                        17,013            239,193          256,206
  Other operating expenses                    937             13,241           14,178
  Credit for lease losses                 (19,942)          (275,064)        (295,006)
                                      -----------     --------------      -----------

                                           21,199            363,899          385,098
                                      -----------     --------------      -----------

Net loss                              $   (11,943)    $     (130,097)     $  (142,040)
                                      ===========     ==============      ===========

Net loss - General Partner            $      (119)    $       (1,301)     $    (1,420)
                                      ===========     ==============      ===========

Net loss - Limited Partners           $   (11,824)    $     (128,796)     $  (140,620)
                                      ===========     ==============      ===========

Net loss per limited
   partnership unit                   $     (2.32)    $        (1.83)
                                      ===========     ==============

Weighted average number of limited
   partnership units outstanding            5,100             70,396
                                      ===========     ==============


                 See accompanying notes to financial statements

                    DATARONIC EQUIPMENT INCOME FUND XX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                             Liquidating   Continuing
                                General        Limited       Limited        Total
                               Partner's      Partners'     Partners'     Partners'
                                 Equity         Equity       Equity        Equity
                               ----------    -----------   -----------   -----------
Balance, December 31, 1998*    $        -    $  235,884    $ 4,885,763   $ 5,121,647

  Distributions to partners             -      (108,330)    (2,318,049)   (2,426,379)
  Net loss                         (1,494)      (15,163)      (132,735)     (149,392)
  Allocation of General
    Partner's Equity                1,494          (153)        (1,341)             -
                               -----------   -----------   -----------   ------------

Balance, September 30, 1999    $        -    $  112,238    $ 2,433,638   $ 2,545,876
                               ===========   ===========   ===========   ============


     * Balances are net of $16,221 and $292,056 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                  (Unaudited)


                                                    Liquidating      Continuing
                                                      Limited          Limited
                                                      Partners         Partners          Total
                                                   -------------   --------------    -------------
Cash flows from operating activities:
  Net loss                                          $   (15,316)   $    (134,076)   $    (149,392)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                              (7,219)        (168,576)        (175,795)
    Changes in assets and liabilities:
      Judgment receivable, net                            3,405           46,964           50,369
      Accounts payable and
        accrued expenses                                   (658)         (17,920)         (18,578)
      Lessee rental deposits                                  -             (142)            (142)
                                                    -----------    -------------    -------------
                                                        (19,788)        (273,750)        (293,538)
                                                    -----------    -------------    -------------
Cash flows from investing activities:
  Principal collections on leases                         1,304          307,650          308,954
  Residual interest in CRCA                               5,915           81,585           87,500
                                                    -----------    -------------    -------------
                                                          7,219          389,235          396,454
                                                    -----------    -------------    -------------
Cash flows from financing activities:
  Distributions to Limited Partners                    (108,330)      (2,318,049)      (2,426,379)
                                                    -----------    -------------    -------------
Net decrease in cash and
  cash equivalents                                     (120,899)      (2,202,564)      (2,323,463)
Cash and cash equivalents:
  Beginning of year                                     225,068        4,315,347        4,540,415
                                                    ===========    =============    =============
  End of third quarter                              $   104,169    $   2,112,783    $   2,216,952
                                                    ===========    =============    =============

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                  (Unaudited)


                                                    Liquidating      Continuing
                                                      Limited          Limited
                                                      Partners        Partners          Total
                                                   -------------   --------------   -------------
Cash flows from operating activities:
  Net loss                                         $    (11,943)    $   (130,097)    $  (142,040)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                             (19,942)        (275,064)       (295,006)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                   (198)          (5,235)         (5,433)
      Lessee rental deposits                             (1,916)         (38,310)        (40,226)
                                                   -------------   --------------   -------------
                                                        (33,999)        (448,706)       (482,705)
                                                   -------------   --------------   -------------
Cash flows from investing activities:
  Principal collections on leases                        19,942          816,650         836,592
                                                   -------------   --------------   -------------

Net increase (decrease) in cash and
  cash equivalents                                      (14,057)         367,944         353,887
Cash and cash equivalents:
  Beginning of year                                     221,305        3,564,194       3,785,499
                                                   =============   ==============   =============
  End of third quarter                             $    207,248     $  3,932,138     $ 4,139,386
                                                   =============   ==============   =============


                See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($15,000 and $202,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($93,000 and $2,116,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

NOTE 4 - RESIDUAL INTEREST IN CRCA:

Residual interest in CRCA represents the Partnership's fully reserved 35% (65% for Fund XVIII) interest in the remaining assets of Computer Rental Corp. of America, Inc. (CRCA). These assets consisted of a

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                  ---------------------------------------------


$4.2 million subordinated note receivable from Personal Computer Rental Corporation (PRC) and $136,000 of cash. See Note 4 to the Partnership's financial statements included in the 1998 Form 10-K. In early April 1999, CRCA sold the note to PCR's senior secured creditor for $250,000. The Partnership's share ($87,500) of the proceeds has been credited to the provision for lease losses. The Partnership's 35% share of any residual cash that may remain after payment of expenses will also be credited to the provision for lease losses when paid to the Partnership.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through September 30, 1999. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $2,323,000 to $2,217,000 at September 30, 1999 from $4,540,000 at December 31, 1998. This decrease is primarily due to the distribution paid to Limited Partners of $2,426,000 (see below) and by cash used in operations of $293,000, partially offset by cash receipts from collections on leases of $309,000 and $87,000 from the sale of a CRCA note receivable.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($15,000 and $202,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($93,000 and $2,116,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by March 2001. The general partner expects that the building will be sold sometime during 2000. The proceeds will be included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service.

The general partner expects this to occur sometime during the year 2001.


Results of Operations

The Partnership had net losses of $51,000 and $149,000 for the three and nine months ended September 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $38,000 and $142,000 for the three and nine months ended September 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1999 and 1998 include the following:

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

Professional fees:
Professional fees for the three and nine months ended September 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November 1999.





                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    Registrant





            By:     /s/ DONALD D. TORISKY
                    ---------------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.




            By:     /s/ ROBERT P. SCHAEN
                    ---------------------------------------------
                    Robert P. Schaen
                    Vice-Chairman and Chief Financial Officer,
                    Lease Resolution Corporation,
                    General Partner of
                    Datronic Equipment Income Fund XX, L.P.

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