Form 10-K405
period 1999-12-31
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 2000-03-28
CIK 875272

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

Commission File Number 0-21260
                       -------

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                                    36-3763539
---------------------                                       --------------
   State or other                                           (I.R.S. Employer
   jurisdiction of                                          Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois                60173
-------------------------------------------------------                ------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
       NONE                                             NONE
-------------------                  -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
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

As more fully described in Part II, Item 8, Notes 1, and 5, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp. ("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement (the "Settlement") was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers. In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

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

The Partnership has no employees. LRC, the General Partner, employed 21 persons at December 31, 1999 all of whom attend to the operations of the Datronic Partnerships.

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

As of March 13, 2000, the records of the Partnership show 2,057 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of classes of limited partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1999, 1998, 1997, 1996 and 1995 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
-------------------------
 Expenses Data
 -------------
 (in thousands, except for
  Unit amounts)
                                     For the years ended December 31,
                                     -------------------------------
                              1999     1998       1997        1996        1995
                              ----     ----       ----        ----        ----

Total revenue              $   177   $   675    $    416    $  2,163    $ 1,848

Total expenses                 339       614         614       2,100      2,185
                           -------   -------    --------    --------    -------
Net earnings (loss)        $  (162)  $    61    $   (198)   $     63    $  (337)
                           =======   =======    ========    ========    =======
Net earnings (loss)
 per Unit

 Class A                   $ (3.40)  $   .22    $  (4.29)   $   5.13    $ (6.12)
                           =======   =======    ========    ========    =======
 Class B                   $ (2.04)  $   .84    $  (2.48)   $    .52    $ (4.30)
                           =======   =======    ========    ========    =======
 Class C                   $ (2.04)  $   .84    $  (2.48)   $    .52    $ (4.30)
                           =======   =======    ========    ========    =======


Distributions per Unit
 (per year)

 Class A                   $ 21.24   $     -    $      -    $  50.59    $ 61.40
                           =======   =======    ========    ========    =======
 Class B                   $ 32.92   $     -    $   2.64    $  47.45    $ 61.60
                           =======   =======    ========    ========    =======
 Class C                   $ 33.44   $     -    $   2.55    $  47.45    $ 61.60
                           =======   =======    ========    ========    =======

Weighted average number
 of Units outstanding

 Class A                     5,100     5,100       5,100       5,100      5,100
                           =======   =======    ========    ========    =======
 Class B                    69,791    69,791      69,791      69,791     69,791
                           =======   =======    ========    ========    =======
 Class C                       605       605         605         605        605
                           =======   =======    ========    ========    =======


Balance Sheet Data
------------------
 (in thousands, except
  for Unit amounts)                          As of December 31,
                                        ---------------------------
                              1999     1998       1997        1996        1995
                              ----     ----       ----        ----        ----
Total assets               $ 2,537   $ 5,144    $  5,119    $  5,565    $ 9,203
                           =======   =======    ========    ========    =======
Total liabilities          $     4   $    22    $     59    $    121    $   191
                           =======   =======    ========    ========    =======
Partners' equity           $ 2,533   $ 5,122    $  5,060    $  5,444    $ 9,012
                           =======   =======    ========    ========    =======
Book value per Unit

  Class A                  $ 24.75   $ 49.38    $  49.15    $  53.44    $ 98.90
                           =======   =======    ========    ========    =======
  Class B                  $ 38.54   $ 73.51    $  72.66    $  77.77    $124.75
                           =======   =======    ========    ========    =======
  Class C                  $ 44.28   $ 79.25    $  79.42    $  84.53    $131.51
                           =======   =======    ========    ========    =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $162,000 in 1999 in the aggregate for all classes of partners. This compares to aggregate net income in 1998 and net loss in 1997 of $61,000 and $198,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1999 include the following:

Lease income:
Since January of 1997, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1999. This trend will continue as the Partnership liquidates its remaining leases.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received during 1998 in connection with the resolution of litigation against its former accountants. See Note 8 to the Partnership's financial statements included in Item 8.

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

Interest income:
Interest income for all three years includes earnings on invested cash balances. Interest income for 1998 was higher than 1997 because of higher average invested cash balances. Interest income for 1999 was less than 1998 because the $2.4 million cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

Amortization of organization and equipment acquisition costs:
Amortization of organization and equipment acquisition costs ended as of May 1997 when these costs became fully amortized.

General Partner's expense reimbursement:
General Partner's expense reimbursement represents payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represent fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in Item 8. The 1998 and 1997 amounts reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered. The decrease in 1999 fees reflects the fact that all major litigation was conducted during 1998 and only incidental matters remained in 1999.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
These credits reflect recoveries of previously reserved balances including recoveries on the Master Lease Agreement with CRCA in 1997, 1998 and 1999 of $439,000, $207,000 and $123,000, respectively. See Note 4 to the Partnership's financial statements included in Item 8.

Credit for loss on Diverted and other assets:
This credit represents the Partnership's share of any changes in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 5 to the Partnership's financial statements included in Item 8.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership cash and cash equivalents decreased by $2,285,000 to $2,255,000 at December 31, 1999 from $4,540,000 at
December 31, 1998. This decrease is primarily due to distributions to Limited Partners of $2,426,000 (see below) and by cash used in operations of $367,000 partially offset by collections on leases of $385,000 and $123,000 from the sale of a CRCA note receivable.

The General Partner has declared an additional distribution totaling $1.16 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the proceeds from the sale of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by March 2001. The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $79,000 (see Note 5 to the Partnership's financial statements included in Item 8). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. During 1999, LRC completed installation and implementation of new accounting and related software that is fully capable of meeting the operating requirements of the Partnership in the year 2000. The ongoing use of this software since December 31, 1999 has confirmed that it is Year 2000 compliant. In addition, the Partnership's banks have advised LRC that they are also Year 2000 compliant. The Partnership has experienced no Year 2000 problems with the banks' computer systems.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Financial Statements:                                            Page(s)
                                                                         -------

     Independent Auditors' Report                                         10-11

     Balance Sheets
         In Total for All Classes
         of Limited Partners at December 31,
         1999 and 1998                                                      12

         By Class of Limited Partner
           December 31, 1999                                                13

           December 31, 1998                                                14

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         1999, 1998 and 1997                                                15

         By Class of Limited Partner for the years ended
           December 31, 1999                                                16

           December 31, 1998                                                17

           December 31, 1997                                                18

     Statements of Changes in Partners' Equity
         for the years ended December 31,
         1999, 1998 and 1997                                                19

     Statements of Cash Flows
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         1999, 1998 and 1997                                                20

         By Class of Limited Partner for the years ended
           December 31, 1999                                                21

           December 31, 1998                                                22

           December 31, 1997                                                23

     Notes to Financial Statements                                        24-34

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XX, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XX, L.P. ("the Partnership") as of December 31, 1999 and 1998 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1999 and 1998, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1999 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

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

Chicago, Illinois
March 14, 2000

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                           December 31,
                                                   -----------------------------
                                                      1999               1998
                                                      ----               ----
ASSETS

Cash and cash equivalents                          $2,254,968         $4,540,415
Judgment receivable, net                                    -             50,369
Net investment in direct financing
  leases                                              160,867            432,232
Residual interest in CRCA                                   -                  -
Diverted and other assets, net                        120,885            120,885
Datronic assets, net                                        -                  -
                                                   ----------         ----------
                                                   $2,536,720         $5,143,901
                                                   ==========         ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                         $    3,964         $   22,112
Lessee rental deposits                                      -                142
                                                   ----------         ----------
    Total liabilities                                   3,964             22,254

Total partners' equity                              2,532,756          5,121,647
                                                   ----------         ----------
                                                   $2,536,720         $5,143,901
                                                   ==========         ==========












       See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER


                                                  December 31, 1999
                                      -----------------------------------------
                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partner        Partners        Total
                                      -----------    ------------    ----------
ASSETS

Cash and cash equivalents             $  101,971     $  2,152,997    $2,254,968
Net investment in direct financing
  leases                                       -          160,867       160,867
Residual interest in CRCA                      -                -             -
Diverted and other assets, net             8,172          112,713       120,885
Datronic assets, net                           -                -             -
                                      -----------    ------------    ----------
                                      $  110,143     $  2,426,577    $2,536,720
                                      ===========    ============    ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $       97     $      3,867    $    3,964
                                      -----------    ------------    ----------
    Total liabilities                         97            3,867         3,964

Total partners' equity                   110,046        2,422,710     2,532,756
                                      -----------    ------------    ----------
                                      $  110,143     $  2,426,577    $2,536,720
                                      ===========    ============    ==========






                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                          BY CLASS OF LIMITED PARTNER


                                                  December 31, 1998
                                      -----------------------------------------
                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partner        Partners        Total
                                      -----------    ------------    ----------
ASSETS

Cash and cash equivalents             $   225,068    $  4,315,347    $4,540,415
Judgment receivable, net                    3,405          46,964        50,369
Net investment in direct financing
  leases                                        -         432,232       432,232
Residual interest in CRCA                       -               -             -
Diverted and other assets, net              8,172         112,713       120,885
Datronic assets, net                            -               -             -
                                      -----------    ------------    ----------
                                      $   236,645    $  4,907,256    $5,143,901
                                      ===========    ============    ==========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $       761    $     21,351    $   22,112
Lessee rental deposits                          -             142           142
                                      -----------    ------------    ----------
    Total liabilities                         761          21,493        22,254

Total partners' equity                    235,884       4,885,763     5,121,647
                                      -----------    ------------    ----------
                                      $   236,645    $  4,907,256    $5,143,901
                                      ===========    ============    ==========












      See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                           For the years ended December 31,
                                         ---------------------------------------
                                            1999           1998          1997
                                            ----           ----          ----
Revenue:
  Lease income                           $  51,026       $120,386     $ 256,022
  Litigation proceeds                            -        287,964             -
  Recovery of Datronic assets                    -         76,500             -
  Interest income                          125,763        190,188       160,386
                                         ---------       --------     ---------
                                           176,789        675,038       416,408
                                         ---------       --------     ---------
Expenses:
  Amortization of organization and
    equipment acquisition costs                  -              -       157,562
  General Partner's expense
    reimbursement                          490,124        561,880       704,140
  Professional fees - litigation             2,962        267,962       142,413
  Professional fees - other                 65,357         74,383        96,716
  Other operating expenses                  17,055         22,474        25,082
  Credit for lease losses                 (236,196)      (312,790)     (491,976)
  Credit for loss on Diverted
     and other assets                            -              -       (19,383)
                                         ---------       --------     ---------
                                           339,302        613,909       614,554
                                         ---------       --------     ---------
Net earnings (loss)                      $(162,513)      $ 61,129     $(198,146)
                                         =========       ========     =========
Net earnings (loss)
  - General Partner                      $  (1,625)      $    611     $  (1,982)
                                         =========       ========     =========
Net earnings (loss)
  - Limited Partners                     $(160,888)      $ 60,518     $(196,164)
                                         =========       ========     =========






                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999

                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partner        Partners        Total
                                      -----------    ------------    ----------
Revenue:
  Lease income                        $       676    $     50,350    $   51,026
  Interest income                           4,657         121,106       125,763
                                      -----------    ------------    ----------
                                            5,333         171,456       176,789
                                      -----------    ------------    ----------
Expenses:
  General Partner's expense
    reimbursement                          28,588         461,536       490,124
  Professional fees - litigation              200           2,762         2,962
  Professional fees - other                 3,075          62,282        65,357
  Other operating expenses                  1,131          15,924        17,055
  Credit for lease losses                 (10,153)       (226,043)     (236,196)
                                      -----------    ------------    ----------
                                           22,841         316,461       339,302
                                      -----------    ------------    ----------
Net loss                              $   (17,508)   $   (145,005)   $ (162,513)
                                      ===========    ============    ==========
Net loss - General Partner            $      (175)   $     (1,450)   $   (1,625)
                                      ===========    ============    ==========
Net loss - Limited Partners           $   (17,333)   $   (143,555)   $ (160,888)
                                      ===========    ============    ==========
Net loss per limited
   partnership unit                   $     (3.40)   $      (2.04)
                                      ===========    ============
Weighted average number of limited
   partnership units outstanding            5,100          70,396
                                      ===========    ============





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partner        Partners        Total
                                      -----------    ------------    ----------
Revenue:
  Lease income                        $     1,424    $    118,962    $  120,386
  Litigation proceeds                      19,466         268,498       287,964
  Recovery of Datronic assets               5,171          71,329        76,500
  Interest income                          10,569         179,619       190,188
                                      -----------    ------------    ----------
                                           36,630         638,408       675,038
                                      -----------    ------------    ----------
Expenses:
  General Partner's expense
    reimbursement                          31,876         530,004       561,880
  Professional fees - litigation           18,114         249,848       267,962
  Professional fees - other                 4,460          69,923        74,383
  Other operating expenses                  1,499          20,975        22,474
  Credit for lease losses                 (20,469)       (292,321)     (312,790)
                                      -----------    ------------    ----------
                                           35,480         578,429       613,909
                                      -----------    ------------    ----------
Net earnings                          $     1,150    $     59,979    $   61,129
                                      ===========    ============    ==========
Net earnings - General Partner        $        11    $        600    $      611
                                      ===========    ============    ==========
Net earnings - Limited Partners       $     1,139    $     59,379    $   60,518
                                      ===========    ============    ==========
Net earnings per limited
   partnership unit                   $      0.22    $       0.84
                                      ===========    ============
Weighted average number of limited
   partnership units outstanding            5,100          70,396
                                      ===========    ============




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partner        Partners        Total
                                      -----------    ------------    ----------
Revenue:
  Lease income                        $    2,847     $   253,175     $  256,022
  Interest income                         10,207         150,179        160,386
                                      -----------    ------------    ----------
                                          13,054         403,354        416,408
                                      -----------    ------------    ----------
Expenses:
  Amortization of organization and
    equipment acquisition costs           10,651         146,911        157,562
  General Partner's expense
    reimbursement                         41,769         662,371        704,140
  Professional fees - litigation           9,627         132,786        142,413
  Professional fees - other                5,929          90,787         96,716
  Other operating expenses                 1,736          23,346         25,082
  Credit for lease losses                (33,258)       (458,718)      (491,976)
  Credit for loss on Diverted
     and other assets                     (1,311)        (18,072)       (19,383)
                                      -----------    ------------    ----------
                                          35,143         579,411        614,554
                                      -----------    ------------    ----------
Net loss                              $  (22,089)    $  (176,057)    $ (198,146)
                                      ==========     ===========     ==========
Net loss - General Partner            $     (221)    $    (1,761)    $   (1,982)
                                      ==========     ===========     ==========
Net loss - Limited Partners           $  (21,868)    $  (174,296)    $ (196,164)
                                      ==========     ===========     ==========
Net loss per limited
   partnership unit                   $    (4.29)    $     (2.48)
                                      ==========     ===========
Weighted average number of limited
   partnership units outstanding           5,100          70,396
                                      ==========     ===========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  For the three years ended December 31, 1999


                                                 Liquidating        Continuing
                                   General         Limited            Limited            Total
                                  Partner's       Partners'          Partner's         Partners'
                                   Equity          Equity             Equity            Equity
                                  ---------     ------------      --------------       ----------
Balance, December 31, 1996        $     -       $    256,823      $    5,187,513       $5,444,336

  Distributions to partners             -                  -            (185,672)        (185,672)
  Net loss                         (1,982)           (21,868)           (174,296)        (198,146)
  Allocation of General
    Partner's Equity                1,982               (221)             (1,761)               -
                                  ---------     ------------      --------------       ----------
Balance, December 31, 1997              -            234,734           4,825,784        5,060,518
                                  ---------     ------------      --------------       ----------

  Net earnings                        611              1,139              59,379           61,129
  Allocation of General
    Partner's Equity                 (611)                11                 600                -
                                  ---------     ------------      --------------       ----------
Balance, December 31, 1998              -            235,884           4,885,763        5,121,647
                                  ---------     ------------      --------------       ----------

  Distributions to partners             -           (108,330)         (2,318,048)      (2,426,378)
  Net loss                         (1,625)           (17,333)           (143,555)        (162,513)
  Allocation of General
    Partner's Equity                1,625               (175)             (1,450)               -
                                  ---------     ------------      --------------       ----------
Balance, December 31, 1999        $     -       $    110,046      $    2,422,710       $2,532,756
                                  =========     ============      ==============       ==========






                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                             For the years ended December 31,
                                          --------------------------------------
                                              1999        1998          1997
                                              ----        ----          ----
Cash flows from operating activities:
  Net earnings (loss)                     $ (162,513)  $   61,129    $ (198,146)
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
    Amortization expense                           -            -       157,562
    Credit for lease losses                 (236,196)    (312,790)     (491,976)
    Credit for loss on Diverted
      and other assets                             -            -       (19,383)
    Changes in assets and liabilities:
      Judgment receivable, net                50,369      (50,369)            -
      Accounts payable and
        accrued expenses                     (18,148)       3,984       (45,612)
      Lessee rental deposits                    (142)     (40,235)      (16,453)
      Due from management
        company                                    -            -        41,372
                                          ----------   ----------    ----------
                                            (366,630)    (338,281)     (572,636)
                                          ----------   ----------    ----------
Cash flows from investing activities:
  Principal collections on leases            385,061      981,837     2,008,676
  Residual interest in CRCA                  122,500            -             -
  Distribution of Diverted and other
    assets                                         -      111,360             -
                                          ----------   ----------    ----------
                                             507,561    1,093,197     2,008,676
                                          ----------   ----------    ----------
Cash flows from financing activities:
  Distributions to Limited Partners       (2,426,378)           -      (185,672)
                                          ----------   ----------    ----------
                                          (2,426,378)           -      (185,672)
                                          ----------   ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                        (2,285,447)     754,916     1,250,368
Cash and cash equivalents:
  Beginning of year                        4,540,415    3,785,499     2,535,131
                                          ----------   ----------    ----------
  End of year                             $2,254,968   $4,540,415    $3,785,499
                                          ==========   ==========    ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999

                                      Liquidating     Continuing
                                        Limited        Limited
                                        Partners       Partners        Total
                                      -----------    ------------    ----------
Cash flows from operating activities:
  Net loss                             $  (17,508)   $   (145,005)   $ (162,513)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses               (10,153)       (226,043)     (236,196)
    Changes in assets and liabilities:
      Judgment receivable, net              3,405          46,964        50,369
      Accounts payable and
        accrued expenses                     (664)        (17,484)      (18,148)
      Lessee rental deposits                    -            (142)         (142)
                                        ---------     -----------     ---------
                                          (24,920)       (341,710)     (366,630)
                                        ---------     -----------     ---------

Cash flows from investing activities:
  Principal collections on leases           1,872         383,189       385,061
  Residual interest in CRCA                 8,281         114,219       122,500
                                        ---------     -----------     ---------
                                           10,153         497,408       507,561
                                        ---------     -----------     ---------

Cash flows from financing activities:
  Distributions to Limited Partners      (108,330)     (2,318,048)   (2,426,378)
                                        ---------     -----------     ---------

Net decrease in cash and
  cash equivalents                       (123,097)     (2,162,350)   (2,285,447)
Cash and cash equivalents:
  Beginning of year                       225,068       4,315,347     4,540,415
                                        ---------     -----------     ---------
  End of year                           $ 101,971     $ 2,152,997    $2,254,968
                                        =========     ===========    ==========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998

                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partner       Partners       Total
                                        -----------   ------------   ----------
Cash flows from operating activities:
  Net earnings                          $   1,150     $     59,979   $   61,129
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
    Credit for lease losses               (20,469)        (292,321)    (312,790)
    Changes in assets and liabilities:
      Judgment receivable, net             (3,405)         (46,964)     (50,369)
      Accounts payable and
        accrued expenses                      406            3,578        3,984
      Lessee rental deposits               (1,916)         (38,319)     (40,235)
                                        -----------   ------------   ----------
                                          (24,234)        (314,047)    (338,281)
                                        -----------   ------------   ----------
Cash flows from investing activities:
  Principal collections on leases          20,469          961,368      981,837
  Distribution of Diverted and other
    assets                                  7,528          103,832      111,360
                                        -----------   ------------   ----------
                                           27,997        1,065,200    1,093,197
                                        -----------   ------------   ----------

Net increase in cash and
  cash equivalents                          3,763          751,153      754,916
Cash and cash equivalents:
  Beginning of year                       221,305        3,564,194    3,785,499
                                        -----------   ------------   ----------
  End of year                           $ 225,068     $  4,315,347   $4,540,415
                                        ===========   ============   ==========








                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partner       Partners       Total
                                        -----------   ------------   ----------
Cash flows from operating activities:
  Net loss                              $   (22,089)  $   (176,057)  $ (198,146)
  Adjustments to reconcile net loss
    to net cash used operating
    activities:
    Amortization expense                     10,651        146,911      157,562
    Credit for lease losses                 (33,258)      (458,718)    (491,976)
    Credit for loss on Diverted
      and other assets                       (1,311)       (18,072)     (19,383)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     (1,964)       (43,648)     (45,612)
      Lessee rental deposits                 (1,762)       (14,691)     (16,453)
      Due from management
        company                               2,306         39,066       41,372
                                        -----------   ------------   ----------
                                            (47,427)      (525,209)    (572,636)
                                        -----------   ------------   ----------
Cash flows from investing activities:
  Principal collections on leases            70,417      1,938,259    2,008,676
                                        -----------   ------------   ----------
Cash flows from financing activities:
  Distributions to Limited Partners               -       (185,672)    (185,672)
                                        -----------   ------------   ----------
Net increase in cash and
  cash equivalents                           22,990      1,227,378    1,250,368
Cash and cash equivalents:
  Beginning of year                         198,315      2,336,816    2,535,131
                                        -----------   ------------   ----------
  End of year                           $   221,305   $  3,564,194   $3,785,499
                                        ===========   ============   ==========




                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998, AND 1997

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1999 and 1998, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1999 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1999, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $5.74 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 6).

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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1999 and 1998 are as follows:

                                             December 31, 1999
                                ------------------------------------------
                                Liquidating      Continuing
                                  Limited         Limited
                                  Partners        Partners        Total
                                -----------     -----------    -----------
Performing leases
  Minimum lease payments
    receivable                  $      110      $   151,515    $   151,625
  Unearned income                        -           (7,980)        (7,980)
                                -----------     -----------    -----------
Total performing leases                110          143,535        143,645
Non-performing leases               27,744          557,662        585,406
                                -----------     -----------    -----------
Net investment in direct
  financing leases before
  allowance                         27,854          701,197        729,051
Allowance for lease losses         (27,854)        (540,330)      (568,184)
                                -----------     -----------    -----------
Net investment in direct
  financing leases              $        -      $   160,867    $   160,867
                                ==========      ===========    ===========

Billed and outstanding balances
  included in net investment
  in direct financing leases    $      110      $     2,577    $     2,687
                                ==========      ===========    ===========

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                            December 31, 1998
                                ------------------------------------------
                                Liquidating      Continuing
                                  Limited         Limited
                                 Partners         Partners         Total
                                ----------      -----------    -----------
Performing leases
  Minimum lease payments
    receivable                  $      783      $   465,702    $   466,485
  Unearned income                        -          (42,862)       (42,862)
                                ----------      -----------    -----------
Total performing leases                783          422,840        423,623
Non-performing leases               36,649          884,993        921,642
                                ----------      -----------    -----------
Net investment in direct
  financing leases before
  allowance                         37,432        1,307,833      1,345,265
Allowance for lease losses         (37,432)        (875,601)      (913,033)
                                ----------      -----------    -----------
Net investment in direct
  financing leases              $        -      $   432,232    $   432,232
                                ==========      ===========    ===========

Billed and outstanding balances
  included in net investment
  in direct financing leases    $      783      $     8,404    $     9,187
                                ==========      ===========    ===========

An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1997, 1998 and 1999 follows:

                                 Liquidating   Continuing
                                   Limited       Limited
                                  Partners      Partners             Total
                                 ----------    -----------       -----------

  Balance at December 31, 1996  $   319,723    $ 4,883,064       $ 5,202,787
  Recoveries                        (33,258)      (458,718)         (491,976)
  Write-offs                       (232,766)    (3,283,487)       (3,516,253)
                                -----------    -----------       -----------

  Balance at December 31, 1997       53,699      1,140,859         1,194,558
  Recoveries                         (6,507)       (99,757)         (106,264)
  Write-offs                         (9,760)      (165,501)         (175,261)
                                -----------    -----------       -----------

  Balance at December 31, 1998       37,432        875,601           913,033
  Recoveries                         (1,872)      (111,824)         (113,696)
  Write-offs                         (7,706)      (223,447)         (231,153)
                                -----------    -----------       -----------

  Balance at December 31, 1999  $    27,854    $   540,330       $   568,184
                                ===========    ===========       ===========


The 1997 recoveries and write-offs relate primarily to a Master Lease Agreement between the Partnership and CRCA. See Note 4.

The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding years ending after December 31, 1999 by Class of Limited Partner are as follows:

                                      Liquidating     Continuing
                                        Limited         Limited
                                       Partners        Partners         Total
                                      -----------     ----------     ----------
2000                                  $       110     $  144,301     $  144,411
2001                                            -          7,214          7,214
                                      -----------     ----------     ----------

                                      $       110     $  151,515     $  151,625
                                      ===========     ==========     ==========

NOTE 4 -  RESIDUAL INTEREST IN CRCA

Residual interest in CRCA represents the Partnership's fully-reserved, 35% interest in the remaining assets of Computer Rental Corporation of America, Inc. ("CRCA"). Fund XVIII holds the other 65% interest. At December 31, 1999, the only remaining CRCA asset was $24,000 of cash.

LRC originally obtained all of the stock of CRCA for the benefit of the Partnership and Fund XVIII in 1992 as the result of CRCA's default on a lease agreement between it and the two Partnerships. In 1996, CRCA sold all of its assets to Personal Computer Rental Corp. ("PCR") for $6.2 million in notes. During 1998, PCR defaulted on its $4.2 million subordinated note and in April 1999, CRCA sold this note to PCR's senior secured creditor for $250,000.

Since 1996, a total of $2.43 million was collected against these notes, including the $250,000 received in April 1999. Of this, $850,000 was distributed to the Partnership and the balance to Fund XVIII. The Partnership credited these recoveries against its provision (credit) for lease losses in the years received by the Partnership (1996 - $83,276, 1997 - $438,887, 1998 - $206,526, and 1999 -
$122,500). The Partnership's 35% share of any residual cash that may remain after payment of expenses will also be credited against the provision for lease losses when paid to the Partnership.

NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro rata interest in them. These assets are held by a nominee company. The Partnership has a 2.8% interest in these assets.

The Partnership's interest in these Diverted and other assets was recorded at its proportionate share of their estimated net realizable value as of March 1993, the date LRC was appointed general partner. Provisions for losses were recorded when it was determined that net realizable value of any of these assets had declined below its March 1993 value. Gains are recognized only when realized. Diverted and other assets recorded by the Partnership are reduced as it receives cash distributions from the nominee company. Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The remaining Diverted and other assets at December 31, 1999 had a net book value of $4.3 million (Partnership's share $121,000). These assets consisted of a seven-story office building in Schaumburg, Illinois ($2.8 million, Partnership's share $79,000) and $2.0 million of cash primarily generated by the operations of the building (Partnership's share $55,000), less a reserve for expenses for the liquidation of the nominee company ($500,000, Partnership's share $14,000).

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Due to increased occupancy and rental rates since March 1993, the general partner believes that the fair market value of the office building exceeds its remaining net book value. The amount to be realized from the sale of the building, however, cannot be determined until it is sold, which is expected to occur sometime during 2000.

During March 2000, $1.5 million of cash (Partnership's share $42,000) was distributed from the nominee company to the Partnerships for distribution to the Limited Partners. During 1998, $4.0 million of cash (Partnership's share $111,000) was transferred from the nominee company. The Partnership's 1997 Statement of Revenue and Expenses includes a $19,000 realized gain on the disposal of a real estate limited partnership interest that was part of Diverted and other assets. This gain is included in "Credit for loss on Diverted and other assets".

NOTE 6 - DATRONIC ASSETS:

At December 31, 1999, Datronic Assets consisted of the Partnership's 10.2% interest in fully-reserved residual cash of $45,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (see Notes 1 and 2). Since then, all but $45,000 of the $1,732,000 (Partnership's share $177,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $76,500)

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


during 1998. The $76,500 realized by the Partnership during 1998 was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $76,500 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $45,000 that may remain after payment of expenses will be distributed to the Partnerships in proportion to each Partnership's interest in Datronic Assets.

NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1997 and 1999 were:

                         Class A        Class B        Class C
                         -------        -------        -------

           1997         $       -       $   2.64       $   2.55
           1999         $   21.24       $  32.92       $  33.44

The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accountants (see Note 8).

No distributions were made in 1998.

The Partnership began its Liquidating Phase on January 1, 1997. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 10).

At December 31, 1999, 1998 and 1997, there were 5,100 Class A Units, 69,791 Class B Units, 605 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by Class from the Partnership's formation through December 31, 1999 are:

                              Funds           Cumulative
                             Raised          Distributions
                             ------          -------------

         Class A          $ 2,550,000         $ 1,666,904
         Class B           34,895,500          21,852,683
         Class C              302,500             189,678
                          -----------         -----------

         Total            $37,748,000         $23,709,265
                          ===========         ===========

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 8 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross- claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933. As of December 31, 1996, the claims against the Partnerships' former accountants remained open.

During 1998, the claims against the Partnerships' former accountants were resolved. Weiss paid the Partnerships a total of $2.44 million in exchange for a release from all Partnership claims and dismissal of the class claims against it. After payment of $609,000 in contingent legal fees, $1.83 million of net proceeds were distributed to the Partnerships (the Partnership's share was $166,000).

Also during 1998, a jury verdict found Price Waterhouse negligent in the conduct of their prior audits of the Partnerships and awarded damages of $739,300. After payment of $185,000 of contingent legal fees, $556,000 of net proceeds were distributed to the Partnerships in early 1999 (the Partnership's share was $50,000).

The gross proceeds from Weiss and Price Waterhouse are included in the 1998 Statement of Revenue and Expenses as "Litigation Proceeds". The contingent legal fees are included in the Statement of Revenue and Expenses as part of "Professional fees-litigation".

OTHER CLAIMS

During 1994, a suit was filed on behalf of Datronic Partnerships XVII, XVIII, and XIX arising from their 1990 purchase of a lease portfolio. The suit alleged fraud and breach of contract against the original owner. During 1995, the U. S. District court for the Northern District of Illinois dismissed the claim for lack of jurisdiction. LRC, on behalf of the affected partnerships, re-filed the complaint in the Circuit Court of Cook County, Illinois in the amount of $5.5 million, plus punitive damages and interest. During 1999, the Circuit Court dismissed the complaint on the grounds that the re-filing constituted an unallowable second re-filing of the complaint. LRC has appealed this ruling and the appeal is pending in the Illinois Appellate Court.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The defendant filed a counterclaim against all of the Datronic Partnerships seeking damages in connection with a 1992 transaction. The counterclaim seeks damages for the defendant's fees, along with certain other damages. LRC believes the counterclaim is without merit and is vigorously defending it.

NOTE 9 - PARTNERSHIP MANAGEMENT:

LRC directly manages the day-to-day operations of the Datronic Partnerships. The cost of these services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10) and are included in "General Partner's expense reimbursement".

General Partner's expense reimbursement for 1997, 1998, and 1999 also includes consulting fees paid to two of the principals of New Era Funding, the Partnership's management company prior to July 1996. Each principal was paid $200,000 a year through March 31, 1999, when the consulting agreements expired. These fees were allocated to each of the Partnerships based on the relative level of services performed for each.

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

The Amended Partnership Agreement provides for the General Partner (LRC) to receive quarterly distributions equal to 1% of the Cash Flow Available for Distribution. In addition, LRC receives reimbursement for expenses incurred in excess of those covered by the 1% distribution. These expense reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. LRC is entitled to no other fees or reimbursements from the Partnership.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



The following summarizes the total of all payments to LRC during the three years ended December 31, 1999:

                                                  Year ended December 31,
                                          --------------------------------------
                                             1999          1998          1997
                                             ----          ----          ----

1% Distribution                           $        -    $        -    $   21,233
Expense Reimbursement in excess
   of the 1% Distribution                  4,057,634     4,079,994     5,369,846
                                           ---------    ----------    ----------

Total                                     $4,057,634    $4,079,994    $5,391,079
                                          ==========    ==========    ==========



The Partnership's share of these payments were:


                                                  Year ended December 31,
                                          --------------------------------------
                                             1999          1998          1997
                                             ----          ----          ----

1% Distribution                           $        -    $        -    $        -
Expense Reimbursement in excess
   of the 1% Distribution                    490,124       561,880       704,140
                                          ----------    ----------    ----------

Total                                     $  490,124    $  561,880    $  704,140
                                          ==========    ==========    ==========



NOTE 11 - CONCENTRATION OF CREDIT RISK:

At December 31, 1999, there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED



NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1999.


                                            Liquidating   Continuing
                                  General     Limited       Limited
                                  Partner    Partners      Partners     Total
                                 ---------  -----------  -----------  ---------

Net loss per accompanying
  statements                     $ (1,625)  $ (17,333)   $ (143,555)  $(162,513)
Effect of principal repayments
  treated as income for tax
  purposes                            (17)       (104)       (1,577)     (1,698)
Provision for recovery of
  Diverted and other assets           220       1,472        20,319      22,011
Provision for Class Counsel
  fees and expenses, net                -      (4,991)      (68,306)    (73,297)

Other, net                            (78)       (432)       (7,253)     (7,763)
                                 --------   ---------    ----------   ---------
Loss for Federal income tax
  purposes in total              $ (1,500)  $ (21,388)   $ (200,372)  $(223,260)
                                 ========   =========    ==========   =========

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                      Director
      Name                       Position and Office                 Since
-----------------          ------------------------------            -----
Donald D. Torisky          Chairman of the Board and
                           Chief Executive Officer                   12/92

Robert P. Schaen           Vice-Chairman of the Board and
                           Chief Financial Officer                   12/92

Arthur M. Mintz            Vice-Chairman of the Board and
                           General Counsel                           12/92


Donald D. Torisky, age 61, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.

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

Robert P. Schaen, age 73, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 63, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1999 was as follows:

     Chairman of the
     Board and Chief                                     All Other
     Executive Officer          Salary                 Compensation(b)
     -----------------          ------                 ------------

     Donald D. Torisky         $515,441                   $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1999.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 12.08%.

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

(b)  Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28h day of March 2000.


                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.

March 28, 2000               By: Lease Resolution Corporation,
                             General Partner



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



By:   /s/ Donald D. Torisky                                    March   28, 2000
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.



By:   /s/ Robert P. Schaen                                     March   28, 2000
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.




By:   /s/ Arthur M. Mintz                                      March   28, 2000
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.

                                  EXHIBIT INDEX

   EXHIBIT NO.              DESCRIPTION
   -----------              -----------

       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.