Form 10-Q
period 2000-06-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 2000-08-14
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------



For the Quarter Ended
    June 30, 2000                              Commission File Number  0-21260
---------------------                          -------------------------------



                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                            36-3763539
---------------------                              ----------------------------
   State or other                                  IRS Employer Identification
   jurisdiction of                                            Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                  ----------------------------
  Address of principal                                City, State, Zip Code
  executive offices

Registrant's telephone number:                           (847) 240-6200
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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I - FINANCIAL INFORMATION


Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2000 (unaudited)                                                3

      December 31, 1999                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2000                                 5

      For the three months ended June 30, 1999                                 6

      For the six months ended June 30, 2000                                   7

      For the six months ended June 30, 1999                                   8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2000
        (unaudited)                                                            9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2000                                  10

      For the six months ended June 30, 1999                                  11

    Notes to Financial Statements                                             12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               15

PART II - OTHER INFORMATION

Items 1-6.                                                                     16


                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)


                                             Liquidating     Continuing
                                               Limited        Limited
                                               Partners       Partners         Total
                                            -------------   -------------   -------------
ASSETS

Cash and cash equivalents                   $      47,505   $     902,035   $     949,540
Net investment in direct financing
  leases                                               --          70,082          70,082
Residual interest in CRCA                              --              --              --
Diverted and other assets, net                      5,364          73,986          79,350
Datronic assets, net                                   --              --              --
                                            -------------   -------------   -------------

                                            $      52,869   $   1,046,103   $   1,098,972
                                            =============   =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $         164   $       6,393   $       6,557
                                            -------------   -------------   -------------

    Total liabilities                                 164           6,393           6,557

Total partners' equity                             52,705       1,039,710       1,092,415
                                            -------------   -------------   -------------

                                            $      52,869   $   1,046,103   $   1,098,972
                                            =============   =============   =============







                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                December 31, 1999



                                             Liquidating     Continuing
                                               Limited        Limited
                                               Partners       Partners         Total
                                            -------------   -------------   -------------
ASSETS

Cash and cash equivalents                   $     101,971   $   2,152,997   $   2,254,968
Net investment in direct financing
  leases                                               --         160,867         160,867
Residual interest in CRCA                              --              --              --
Diverted and other assets, net                      8,172         112,713         120,885
Datronic assets, net                                   --              --              --
                                            -------------   -------------   -------------

                                            $     110,143   $   2,426,577   $   2,536,720
                                            =============   =============   =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $          97   $       3,867   $       3,964
                                            -------------   -------------   -------------

    Total liabilities                                  97           3,867           3,964

Total partners' equity                            110,046       2,422,710       2,532,756
                                            -------------   -------------   -------------

                                            $     110,143   $   2,426,577   $   2,536,720
                                            =============   =============   =============





                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                             Liquidating     Continuing
                                               Limited        Limited
                                               Partners       Partners         Total
                                            -------------   -------------   -------------
Revenue:
  Lease income                              $          64    $       3,816    $       3,880
  Interest income                                     142           24,000           24,142
                                            -------------    -------------    -------------

                                                      206           27,816           28,022
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                   7,549           99,400          106,949
  Professional fees                                   838           11,871           12,709
  Other operating expenses                            598            8,250            8,848
  Credit for lease losses                            (143)          (7,980)          (8,123)
                                            -------------    -------------    -------------

                                                    8,842          111,541          120,383
                                            -------------    -------------    -------------

Net loss                                    $      (8,636)   $     (83,725)   $     (92,361)
                                            =============    =============    =============

Net loss - General Partner                  $         (86)   $        (837)   $        (923)
                                            =============    =============    =============

Net loss - Limited Partners                 $      (8,550)   $     (82,888)   $     (91,438)
                                            =============    =============    =============

Net loss per limited
   partnership unit                         $       (1.68)   $       (1.18)
                                            =============    =============

Weighted average number of limited
   partnership units outstanding                    5,100           70,396
                                            =============    =============



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)


                                             Liquidating     Continuing
                                               Limited        Limited
                                               Partners       Partners         Total
                                            -------------   -------------   -------------
Revenue:
  Lease income                              $          71    $      11,211    $      11,282
  Interest income                                     762           23,852           24,614
                                            -------------    -------------    -------------

                                                      833           35,063           35,896
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                   9,055          139,890          148,945
  Professional fees                                   854           17,158           18,012
  Other operating expenses                            447            6,223            6,670
  Credit for lease losses                          (6,020)        (102,031)        (108,051)
                                            -------------    -------------    -------------

                                                    4,336           61,240           65,576
                                            -------------    -------------    -------------

Net loss                                    $      (3,503)   $     (26,177)   $     (29,680)
                                            =============    =============    =============

Net loss - General Partner                  $         (35)   $        (262)   $        (297)
                                            =============    =============    =============

Net loss - Limited Partners                 $      (3,468)   $     (25,915)   $     (29,383)
                                            =============    =============    =============

Net loss per limited
   partnership unit                         $       (0.68)   $       (0.37)
                                            =============    =============

Weighted average number of limited
   partnership units outstanding                    5,100           70,396
                                            =============    =============


                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                             Liquidating     Continuing
                                               Limited        Limited
                                               Partners       Partners         Total
                                            -------------   -------------   -------------
Revenue:
  Lease income                              $          64    $       8,528    $       8,592
  Interest income                                     497           47,450           47,947
                                            -------------    -------------    -------------

                                                      561           55,978           56,539
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                  21,456          295,683          317,139
  Professional fees                                 1,503           26,486           27,989
  Other operating expenses                            853           12,235           13,088
  Credit for lease losses                            (752)         (19,377)         (20,129)
                                            -------------    -------------    -------------

                                                   23,060          315,027          338,087
                                            -------------    -------------    -------------

Net loss                                    $     (22,499)   $    (259,049)   $    (281,548)
                                            =============    =============    =============

Net loss - General Partner                  $        (225)   $      (2,590)   $      (2,815)
                                            =============    =============    =============

Net loss - Limited Partners                 $     (22,274)   $    (256,459)   $    (278,733)
                                            =============    =============    =============

Net loss per limited
   partnership unit                         $       (4.37)   $       (3.64)
                                            =============    =============

Weighted average number of limited
   partnership units outstanding                    5,100           70,396
                                            =============    =============




                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                             Liquidating     Continuing
                                               Limited        Limited
                                               Partners       Partners         Total
                                            -------------   -------------   -------------
Revenue:
  Lease income                              $         241    $      30,109    $      30,350
  Interest income                                   3,185           69,018           72,203
                                            -------------    -------------    -------------

                                                    3,426           99,127          102,553
                                            -------------    -------------    -------------

Expenses:
  General Partner's expense
    reimbursement                                  16,739          266,618          283,357
  Professional fees                                 1,793           38,706           40,499
  Other operating expenses                            588            8,437            9,025
  Credit for lease losses                          (6,296)        (125,837)        (132,133)
                                            -------------    -------------    -------------

                                                   12,824          187,924          200,748
                                            -------------    -------------    -------------

Net loss                                    $      (9,398)   $     (88,797)   $     (98,195)
                                            =============    =============    =============

Net loss - General Partner                  $         (94)   $        (888)   $        (982)
                                            =============    =============    =============

Net loss - Limited Partners                 $      (9,304)   $     (87,909)   $     (97,213)
                                            =============    =============    =============

Net loss per limited
   partnership unit                         $       (1.82)   $       (1.25)
                                            =============    =============

Weighted average number of limited
   partnership units outstanding                    5,100           70,396
                                            =============    =============



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)




                                                Liquidating      Continuing
                                 General          Limited          Limited           Total
                                Partner's        Partners'        Partners'        Partners'
                                  Equity           Equity          Equity           Equity
                              -------------    -------------    -------------    -------------

Balance, December 31, 1999*   $          --    $     110,046    $   2,422,710    $   2,532,756

  Distributions to partners              --          (34,842)      (1,123,951)      (1,158,793)
  Net loss                           (2,815)         (22,274)        (256,459)        (281,548)
  Allocation of General
    Partner's Equity                  2,815             (225)          (2,590)              --
                              -------------    -------------    -------------    -------------

Balance, June 30, 2000        $          --    $      52,705    $   1,039,710    $   1,092,415
                              =============    =============    =============    =============


* Balances are net of $16,396 and $293,506 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                          Liquidating      Continuing
                                            Limited          Limited
                                            Partners         Partners          Total
                                         -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                               $     (22,499)   $    (259,049)   $    (281,548)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                       (752)         (19,377)         (20,129)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                            67            2,526            2,593
                                         -------------    -------------    -------------
                                               (23,184)        (275,900)        (299,084)
                                         -------------    -------------    -------------

Cash flows from investing activities:
  Principal collections on leases                  752          110,162          110,914
  Distribution of Diverted and
    other assets                                 2,808           38,727           41,535
                                         -------------    -------------    -------------
                                                 3,560          148,889          152,449
                                         -------------    -------------    -------------

Cash flows from financing activities:
  Distributions to Limited Partners            (34,842)      (1,123,951)      (1,158,793)
                                         -------------    -------------    -------------

Net decrease in cash and
  cash equivalents                             (54,466)      (1,250,962)      (1,305,428)
Cash and cash equivalents:
  Beginning of year                            101,971        2,152,997        2,254,968
                                         -------------    -------------    -------------
  End of second quarter                  $      47,505    $     902,035    $     949,540
                                         =============    =============    =============









                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                          Liquidating      Continuing
                                            Limited          Limited
                                            Partners         Partners          Total
                                         -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                               $      (9,398)   $     (88,797)   $     (98,195)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                     (6,296)        (125,837)        (132,133)
    Changes in assets and liabilities:
      Judgment receivable, net                   3,405           46,964           50,369
      Accounts payable and
        accrued expenses                          (658)         (17,866)         (18,524)
      Lessee rental deposits                        --             (142)            (142)
                                         -------------    -------------    -------------
                                               (12,947)        (185,678)        (198,625)
                                         -------------    -------------    -------------

Cash flows from investing activities:
  Principal collections on leases                  381          198,913          199,294
  Residual interest in CRCA                      5,915           81,585           87,500
                                         -------------    -------------    -------------
                                                 6,296          280,498          286,794
                                         -------------    -------------    -------------

Cash flows from financing activities:
  Distributions to Limited Partners           (108,330)      (2,318,049)      (2,426,379)
                                         -------------    -------------    -------------

Net decrease in cash and
  cash equivalents                            (114,981)      (2,223,229)      (2,338,210)
Cash and cash equivalents:
  Beginning of year                            225,068        4,315,347        4,540,415
                                         -------------    -------------    -------------
  End of second quarter                  $     110,087    $   2,092,118    $   2,202,205
                                         =============    =============    =============






                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Partners was $1,124,000 and $35,000, respectively. Pursuant to the Partnership Agreement these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through June 30, 2000. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,305,000 to $950,000 at June 30, 2000 from $2,255,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,159,000 (see below) and by cash used in operations of $299,000, partially offset by cash receipts from collections on leases of $111,000 and $42,000 from a distribution of Diverted and other assets.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Partners was $1,124,000 and $35,000, respectively. Pursuant to the Partnership Agreement these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

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

Results of Operations

The Partnership had net losses of $92,000 and $282,000 for the three and six months ended June 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $30,000 and $98,000 for the three and six months ended June 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 2000 and 1999 include the following:

Lease income:
Since January 1997, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because of average invested cash balances, partially offset by an increase in interest rates.

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

Professional fees:
Professional fees for the six months ended June 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
These credits reflect recoveries of previously reserved balances. The 1999 credit includes the Partnership's share ($87,500) of a $250,000 recovery against its residual interest in CRCA that resulted from the sale of a note receivable. See Note 4 to the Partnership's financial statements included in the 1999 Form 10-K.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.





                                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                     Registrant





                                By:  /s/ DONALD D. TORISKY
                                     --------------------------------------
                                     Donald D. Torisky
                                     Chairman and Chief Executive Officer,
                                     Lease Resolution Corporation
                                     General Partner of
                                     Datronic Equipment Income Fund XX, L.P.




                                By:  /s/ JEFFREY T. MCREYNOLDS
                                     --------------------------------------
                                     Jeffrey T. McReynolds
                                     Vice President and Chief Financial Officer,
                                     Lease Resolution Corporation,
                                     General Partner of
                                     Datronic Equipment Income Fund XX, L.P.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27            Financial Data Schedule, which is submitted electronically to the
               Securities and Exchange Commission for Information only and not filed.