Form 10-Q
period 2000-09-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 2000-11-14
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                           ---------------------------


For the Quarter Ended
  September 30, 2000                             Commission File Number  0-21260
---------------------                            -------------------------------



                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                                 36-3763539
---------------------                                ---------------------------
   State or other                                    IRS Employer Identification
   jurisdiction of                                               Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                   City, State, Zip Code
  executive offices

Registrant's telephone number:                               (847) 240-6200
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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 2000 (unaudited)                                           3

      December 31, 1999                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 2000                            5

      For the three months ended September 30, 1999                            6

      For the nine months ended September 30, 2000                             7

      For the nine months ended September 30, 1999                             8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 2000
        (unaudited)                                                            9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 2000                            10

      For the nine months ended September 30, 1999                            11

    Notes to Financial Statements                                             12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               15

PART II - OTHER INFORMATION

Items 1-6.                                                                    16
----------

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)

                                      Liquidating     Continuing
                                        Limited         Limited
                                       Partners        Partners      Total
                                      -----------     ----------   ----------
ASSETS
Cash and cash equivalents             $   42,301       $ 879,940   $  922,241
Net investment in direct financing
  leases                                       -          44,203       44,203
Residual interest in CRCA                      -               -            -
Diverted and other assets, net             5,364          73,986       79,350
Datronic assets, net                           -               -            -
                                      ----------       ---------   ----------

                                      $   47,665       $ 998,129   $1,045,794
                                      ==========       =========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $      116       $   9,762   $    9,878
                                      ----------       ---------   ----------

    Total liabilities                        116           9,762        9,878

Total partners' equity                    47,549         988,367    1,035,916
                                      ----------       ---------   ----------

                                      $   47,665       $ 998,129   $1,045,794
                                      ==========       =========   ==========

                See accompanying notes to financial statements.

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                       Liquidating    Continuing
                                          Limited       Limited
                                         Partners      Partners        Total
                                       -----------    ----------    -----------
ASSETS
Cash and cash equivalents               $ 101,971     $ 2,152,997   $ 2,254,968
Net investment in direct financing
  leases                                        -         160,867       160,867
Residual interest in CRCA                       -               -             -
Diverted and other assets, net              8,172         112,713       120,885
Datronic assets, net                            -               -             -
                                        ---------     -----------   -----------

                                        $ 110,143     $ 2,426,577   $ 2,536,720
                                        =========     ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      97     $     3,867   $     3,964
                                        ---------     -----------   -----------

    Total liabilities                          97           3,867         3,964

Total partners' equity                    110,046       2,422,710     2,532,756
                                        ---------     -----------   -----------

                                        $ 110,143     $ 2,426,577   $ 2,536,720
                                        =========     ===========   ===========

                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                        Limited       Limited
                                        Partners      Partners      Total
                                      -----------   ----------     --------
Revenue:
  Lease income                        $      48     $   2,823      $  2,871
  Interest income                            10        15,647        15,657
                                      ---------     ---------      --------

                                             58        18,470        18,528
                                      ---------     ---------      --------

Expenses:
  General Partner's expense
    reimbursement                         4,876        67,249        72,125
  Professional fees                         296         6,474         6,770
  Other operating expenses                  117         1,616         1,733
  Credit for lease losses                   (75)       (5,526)       (5,601)
                                      ---------     ---------      --------

                                          5,214        69,813        75,027
                                      ---------     ---------      --------

Net loss                              $  (5,156)    $ (51,343)     $(56,499)
                                      =========     =========      ========

Net loss - General Partner            $     (52)    $    (513)     $   (565)
                                      =========     =========      ========

Net loss - Limited Partners           $  (5,104)    $ (50,830)     $(55,934)
                                      =========     =========      ========

Net loss per limited
  partnership unit                    $   (1.00)    $   (0.72)
                                      =========     =========

Weighted average number of limited
  partnership units outstanding           5,100        70,396
                                      =========     =========

                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)

                                    Liquidating   Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                    -----------   ----------   ---------
Revenue:
  Lease income                      $       -      $  8,627    $   8,627
  Interest income                           396      20,433       20,829
                                    -----------    --------    ---------

                                            396      29,060       29,456
                                    -----------    --------    ---------

 Expenses:
  General Partner's expense
    reimbursement                         6,349     103,708      110,057
  Professional fees                         684      10,550       11,234
  Other operating expenses                  204       2,820        3,024
  Credit for lease losses                  (923)    (42,739)     (43,662)
                                    -----------    --------    ---------

                                          6,314      74,339       80,653
                                    -----------    --------    ---------

Net loss                            $    (5,918)    (45,279)   $ (51,197)
                                    ===========    ========    =========

Net loss - General Partner          $       (59)   $   (453)   $    (512)
                                    ===========    ========    =========

Net loss - Limited Partners         $    (5,859)    (44,826)   $ (50,685)
                                    ===========    ========    =========

Net loss per limited
   partnership unit                 $     (1.15)   $  (0.64)
                                    ===========    ========

Weighted average number of limited
   partnership units outstanding          5,100      70,396
                                    ===========    ========

                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                         Limited     Limited
                                        Partners     Partners       Total
                                      -----------   -----------   ---------
Revenue:
  Lease income                        $     112     $   11,351    $  11,463
  Interest income                           507         63,097       63,604
                                      ---------     ----------    ---------

                                            619         74,448       75,067
                                      ---------     ----------    ---------

Expenses:
  General Partner's expense
    reimbursement                        26,332        362,932      389,264
  Professional fees                       1,799         32,960       34,759
  Other operating expenses                  970         13,851       14,821
  Credit for lease losses                  (827)       (24,903)     (25,730)
                                      ---------     ----------    ---------

                                         28,274        384,840      413,114
                                      ---------     ----------    ---------

Net loss                              $ (27,655)    $ (310,392)   $(338,047)
                                      =========     ==========    =========

Net loss - General Partner            $    (276)    $   (3,104)   $  (3,380)
                                      =========     ==========    =========

Net loss - Limited Partners           $ (27,379)    $ (307,288)   $(334,667)
                                      =========     ==========    =========

Net loss per limited
  partnership unit                    $   (5.37)    $    (4.37)
                                      =========     ==========

Weighted average number of limited
  partnership units outstanding           5,100         70,396
                                      =========     ==========

                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited       Limited
                                      Partners       Partners      Total
                                     -----------   -----------   ---------
Revenue:
  Lease income                       $     241     $   38,736    $  38,977
  Interest income                        3,581         89,451       93,032
                                     ---------     ----------    ---------

                                         3,822        128,187      132,009
                                     ---------     ----------    ---------

Expenses:
  General Partner's expense
    reimbursement                       23,088        370,326      393,414
  Professional fees                      2,477         49,256       51,733
  Other operating expenses                 792         11,257       12,049
  Credit for lease losses               (7,219)      (168,576)    (175,795)
                                     ---------     ----------    ---------

                                        19,138        262,263      281,401
                                     ---------     ----------    ---------

Net loss                             $ (15,316)    $ (134,076)   $(149,392)
                                     =========     ==========    =========

Net loss - General Partner           $    (153)    $   (1,341)   $  (1,494)
                                     =========     ==========    =========

Net loss - Limited Partners          $ (15,163)    $ (132,735)   $(147,898)
                                     =========     ==========    =========

Net loss per limited
  partnership unit                   $   (2.97)    $    (1.89)
                                     =========     ==========

Weighted average number of limited
  partnership units outstanding          5,100         70,396
                                     =========     ==========


                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)



                                         Liquidating   Continuing
                              General      Limited       Limited       Total
                             Partner's    Partners'     Partners'    Partners'
                              Equity       Equity        Equity       Equity
                             ---------   -----------   -----------    ---------
Balance, December 31, 1999*  $     -      $ 110,046    $ 2,422,710  $ 2,532,756

  Distributions to partners        -        (34,842)    (1,123,951)  (1,158,793)
  Net loss                    (3,380)       (27,379)      (307,288)    (338,047)
  Allocation of General
    Partner's Equity           3,380           (276)        (3,104)           -
                             -------      ---------    -----------  -----------

Balance, September 30, 2000  $     -      $  47,549    $   988,367  $ 1,035,916
                             =======      =========    ===========  ===========


* Balances are net of $16,396 and $293,506 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                  (Unaudited)


                                          Liquidating   Continuing
                                             Limited      Limited
                                            Partners     Partners      Total
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net loss                                $  (27,655)  $  (310,392) $  (338,047)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                     (827)      (24,903)     (25,730)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                          19         5,895        5,914
                                          ----------   -----------  -----------
                                             (28,463)     (329,400)    (357,863)
                                          ----------   -----------  -----------

Cash flows from investing activities:
  Principal collections on leases                827       141,567      142,394
  Distribution of Diverted and
    other assets                               2,808        38,727       41,535
                                          ----------   -----------  -----------
                                               3,635       180,294      183,929
                                          ----------   -----------  -----------

Cash flows from financing activities:
  Distributions to Limited Partners          (34,842)   (1,123,951)  (1,158,793)
                                         -----------   -----------  -----------

Net decrease in cash and
  cash equivalents                           (59,670)   (1,273,057)  (1,332,727)
Cash and cash equivalents:
  Beginning of year                          101,971     2,152,997    2,254,968
                                          ----------   -----------  -----------
  End of third quarter                    $   42,301   $   879,940  $   922,241
                                          ==========   ===========  ===========

                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                         Liquidating   Continuing
                                            Limited      Limited
                                           Partners     Partners       Total
                                         -----------   -----------  -----------
Cash flows from operating activities:
  Net loss                               $ (15,316)    $  (134,076) $  (149,392)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (7,219)       (168,576)    (175,795)
    Changes in assets and liabilities:
      Judgment receivable, net               3,405          46,964       50,369
      Accounts payable and
        accrued expenses                      (658)        (17,920)     (18,578)
      Lessee rental deposits                     -            (142)        (142)
                                         ---------     -----------  -----------
                                           (19,788)       (273,750)    (293,538)
                                         ---------     -----------  -----------

Cash flows from investing activities:
  Principal collections on leases            1,304         307,650      308,954
  Residual interest in CRCA                  5,915          81,585       87,500
                                         ---------     -----------  -----------
                                             7,219         389,235      396,454
                                         ---------     -----------  -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (108,330)     (2,318,049)  (2,426,379)
                                         ---------     -----------  -----------

Net decrease in cash and
  cash equivalents                        (120,899)     (2,202,564)  (2,323,463)
Cash and cash equivalents:
  Beginning of year                        225,068       4,315,347    4,540,415
                                         ---------     -----------  -----------
  End of third quarter                   $ 104,169     $ 2,112,783  $ 2,216,952
                                         =========     ===========  ===========


                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1 - LIMITED PARTNERSHIP DISTRIBUTIONS:

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

NOTE 2 - LITIGATION

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from the other defendants in the Ventre action and the appraised value of the Schaumburg office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building. During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through September 30, 2000. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and to provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,333,000 to $922,000 at September 30, 2000 from $2,255,000 at
December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,159,000 (see below) and by cash used in operations of $358,000, partially offset by cash receipts from collections on leases of $142,000 and $42,000 from a distribution of Diverted and other assets.

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

The Partnership's principal sources of future liquidity are expected to come from cash-on-hand and proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). In addition, nominal cash is expected to be received from the remaining scheduled lease portfolio and from delinquent lessees under payment plan arrangements. The general partner expects that the building will be sold during the first quarter of 2001 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $79,000 (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. An appraisal received during the third quarter 2000 indicates that the building's value has increased substantially over its book value.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur during 2001.

Results of Operations

The Partnership had net losses of $56,000 and $338,000 for the three and nine months ended September 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $51,000 and $149,000 for the three and nine months ended September 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 2000 and 1999 include the following:

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

Professional fees:
Professional fees for the nine months ended September 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2000.




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