Form 10-Q
period 2001-03-31
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 2001-05-15
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                         -------------------------------



For the Quarter Ended
    March 31, 2001                             Commission File Number  0-21260
---------------------                          -------------------------------


                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                         36-3763539
----------------                                  ----------------------------
 State or other                                    IRS Employer Identification
 jurisdiction of                                                        Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                  ---------------------------
 Address of principal                                    City, State, Zip Code
 executive offices

Registrant's telephone number:                                  (847) 240-6200
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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2001 (unaudited)                                             3

      December 31, 2000                                                      4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2001                              5

      For the three months ended March 31, 2000                              6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2001
         (unaudited)                                                         7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2001                              8

      For the three months ended March 31, 2000                              9

    Notes to Financial Statements (unaudited)                               10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                             12

PART II - OTHER INFORMATION

Items 1-6.                                                                  13

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                       ---------     ----------     ----------
ASSETS

Cash and cash equivalents              $  28,193     $  718,155     $  746,348
Residual lease balances                        -              -              -
Diverted assets, net                       5,364         73,986         79,350
Other assets, net                              -              -              -
                                       ---------     ----------     ----------

                                       $  33,557     $  792,141     $  825,698
                                       =========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Lessee rental deposits                 $      55     $      761     $      816
Accrued post-dissolution
  expenses                                15,954        220,046        236,000
                                       ---------     ----------     ----------

    Total liabilities                     16,009        220,807        236,816

Total partners' equity                    17,548        571,334        588,882
                                       ---------     ----------     ----------

                                       $  33,557     $  792,141     $  825,698
                                       =========     ==========     ==========





                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                December 31, 2000



                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                       ---------     ----------     ----------
ASSETS

Cash and cash equivalents              $  35,594     $  811,590     $  847,184
Residual lease balances                        -          5,065          5,065
Diverted assets, net                       5,364         73,986         79,350
Other assets, net                              -              -              -
                                       ---------     ----------     ----------

                                       $  40,958     $  890,641     $  931,599
                                       =========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $       -     $    9,684     $    9,684
Lessee rental deposits                        55            761            816
Accrued post-dissolution
  expenses                                15,954        220,046        236,000
                                       ---------     ----------     ----------

    Total liabilities                     16,009        230,491        246,500

Total partners' equity                    24,949        660,150        685,099
                                       ---------     ----------     ----------

                                       $  40,958     $  890,641     $  931,599
                                       =========     ==========     ==========




                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                       ---------     ----------     ----------
Revenue:
  Lease income                         $       -     $    2,367     $    2,367
  Interest income                            258          5,753          6,011
                                       ---------     ----------     ----------

                                             258          8,120          8,378
                                       ---------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                          7,016         96,771        103,787
  Professional fees                          474          8,223          8,697
  Other operating expenses                   343          4,733          5,076
  Credit for lease losses                   (174)       (12,791)       (12,965)
                                       ---------     ----------     ----------

                                           7,659         96,936        104,595
                                       ---------     ----------     ----------

Net loss                               $  (7,401)    $  (88,816)    $  (96,217)
                                       =========     ==========     ==========

Net loss - General Partner             $     (74)    $     (888)    $     (962)
                                       =========     ==========     ==========

Net loss - Limited Partners            $  (7,327)    $  (87,928)    $  (95,255)
                                       =========     ==========     ==========

Net loss per limited
  partnership unit                     $   (1.44)    $    (1.25)
                                       =========     ==========

Weighted average number of limited
  partnership units outstanding            5,100         70,396
                                       =========     ==========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                       ---------     ----------     ----------
Revenue:
  Lease income                         $       -     $    4,712     $    4,712
  Interest income                            355         23,450         23,805
                                       ----------    -----------    ----------

                                             355         28,162         28,517
                                       ----------    -----------    ----------

Expenses:
  General Partner's expense
    reimbursement                         13,907        196,283        210,190
  Professional fees                          665         14,615         15,280
  Other operating expenses                   255          3,985          4,240
  Credit for lease losses                   (609)       (11,397)       (12,006)
                                       ----------    -----------    ----------

                                          14,218        203,486        217,704
                                       ----------    -----------    ----------

Net loss                               $ (13,863)    $ (175,324)    $ (189,187)
                                       ==========    ===========    ==========

Net loss - General Partner             $    (139)    $   (1,753)    $   (1,892)
                                       =========     ==========     ==========

Net loss - Limited Partners            $ (13,724)    $ (173,571)    $ (187,295)
                                       =========     ==========     ==========

Net loss per limited
  partnership unit                     $   (2.69)    $    (2.47)
                                       =========     ==========

Weighted average number of limited
  partnership units outstanding            5,100         70,396
                                       =========     ==========





                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                                    Liquidating     Continuing
                                        General       Limited        Limited        Total
                                       Partners'      Partners'      Partners'     Partners'
                                        Equity         Equity         Equity        Equity
                                       ---------     ----------     ----------     ----------
Balance, December 31, 2000 *           $       -     $   24,949     $  660,150     $  685,099

  Net loss                                  (962)        (7,327)       (87,928)       (96,217)
  Allocation of General
    Partner's Equity                         962            (74)          (888)             -
                                       ---------     ----------     ----------     ----------

Balance, March 31, 2001                $       -     $   17,548     $  571,334     $  588,882
                                       =========     ==========     ==========     ==========



* Balances are net of $16,899 and $299,892 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                       ---------     ----------     ----------
Cash flows from operating activities:
  Net loss                             $  (7,401)       (88,816)    $  (96,217)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (174)       (12,791)       (12,965)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       -         (9,684)        (9,684)
                                       ---------     ----------     ----------
                                          (7,575)      (111,291)      (118,866)
                                       ---------     ----------     ----------

Cash flows from investing activities:
  Principal collections on leases            174         17,856         18,030
                                       ---------     ----------     ----------


Net decrease in cash and
  cash equivalents                        (7,401)       (93,435)      (100,836)
Cash and cash equivalents:
  Beginning of year                       35,594        811,590        847,184
                                       ---------     ----------     ----------
  End of first quarter                 $  28,193     $  718,155     $  746,348
                                       =========     ==========     ==========





                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners        Total
                                       ---------     ----------     ----------
Cash flows from operating activities:
  Net loss                             $ (13,863)    $ (175,324)    $ (189,187)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (609)       (11,397)       (12,006)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     515          8,291          8,806
                                       ---------     ----------     ----------
                                         (13,957)      (178,430)      (192,387)
                                       ---------     ----------     ----------

Cash flows from investing activities:
  Principal collections on leases            609         70,094         70,703
  Distribution of Diverted assets          2,808         38,727         41,535
                                       ---------     ----------     ----------
                                           3,417        108,821        112,238
                                       ---------     ----------     ----------


Net decrease in cash and
  cash equivalents                       (10,540)       (69,609)       (80,149)
Cash and cash equivalents:
  Beginning of year                      101,971      2,152,997      2,254,968
                                       ---------     ----------     ----------
  End of first quarter                 $  91,431     $2,083,388     $2,174,819
                                       =========     ==========     ==========




                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)




NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 30, 1991 for the purpose of acquiring and leasing equipment. See Notes 4, 7, and 10 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since January 1, 1997, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 2000 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through March 31, 2001. The discussion and analysis of results of operations is for the three month period ended March 31, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2001, Partnership cash and cash equivalents decreased by $101,000 due to cash used to pay operating expenses of $119,000 partially offset by cash receipts from collections on leases of $18,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 4 to the Partnership's financial statements included in Item 8). The Partnership's 2.8% interest in the Southwick office building has a book value of $79,000. The general partner has entered into a contract to sell the building for $15 million. The general partner estimates that total costs associated with this transaction will approximate 10% or $1.5 million ($450,000 for real estate commissions, approximately $600,000 for real estate tax prorations and approximately
$450,000 for other costs customarily paid by the seller in a commercial real estate transaction). Net proceeds of approximately $13.5 million along with an additional $1.4 million held by DRC Partnership Fund, Inc. will be distributed to the Partnerships as soon as practicable after the transaction closes. The general partner expects this to occur no later than December 31, 2001. The Partnership's 2.8% share is $374,000. This transaction currently is scheduled to close in early June.

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

Results of Operations

The Partnership had a net loss of $96,000 for the three months ended March 31, 2001 which is $93,000 less than the loss for the three months ended March 31, 2000. This difference is mostly due to the $114,000 insurance premium that was included in the General Partner's expense reimbursement during the first quarter of 2000 which provides coverage through the final dissolution of the Partnership.

The majority of other income and expense categories have decreased compared to the first quarter 2000 because of an overall reduction in activity now that the active lease portfolio has been fully run out. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2001.





            DATRONIC EQUIPMENT INCOME FUND XX, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XX, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XX, L.P.