Form 10-Q
period 2001-06-30
DATRONIC EQUIPMENT INCOME FUND XX L P
filed 2001-08-14
CIK 875272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



For the Quarter Ended
    June 30, 2001                               Commission File Number  0-21260
---------------------                           -------------------------------



                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                    36-3763539
 --------------                                      ---------------------------
 State or other                                      IRS Employer Identification
 jurisdiction of                                            Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
 Address of principal                                  City, State, Zip Code
 executive offices

Registrant's telephone number:                             (847) 240-6200
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

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2001 (unaudited)                                     3

      December 31, 2000                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2001                      5

      For the three months ended June 30, 2000                      6

          For the six months ended June 30, 2001                    7

          For the six months ended June 30, 2000                    8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2001
         (unaudited)                                                9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2001                       10

      For the six months ended June 30, 2000                       11

    Notes to Financial Statements (unaudited)                 12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                    15

PART II - OTHER INFORMATION

Items 1-6.                                                         16

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                  June 30, 2001
                                   (Unaudited)



                                   Liquidating  Continuing
                                     Limited     Limited
                                     Partners    Partners       Total
                                   -----------  -----------  ----------
ASSETS

Cash and cash equivalents          $   51,771   $1,055,681   $1,107,452
Residual lease balances                  --           --           --
Other assets, net                        --           --           --
                                   ----------   ----------   ----------

                                   $   51,771   $1,055,681   $1,107,452
                                   ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued post-dissolution
  expenses                         $   15,954   $  220,046   $  236,000
                                   ----------   ----------   ----------

    Total liabilities                  15,954      220,046      236,000

Total partners' equity                 35,817      835,635      871,452
                                   ----------   ----------   ----------

                                   $   51,771   $1,055,681   $1,107,452
                                   ==========   ==========   ==========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                                 BALANCE SHEETS
                                December 31, 2000



                                      Liquidating  Continuing
                                        Limited     Limited
                                        Partners    Partners       Total
                                      -----------  -----------   ---------
ASSETS

Cash and cash equivalents             $ 35,594       $811,590     $847,184
Residual lease balances                   --            5,065        5,065
Diverted assets, net                     5,364         73,986       79,350
Other assets, net                         --             --           --
                                      --------       --------     --------

                                      $ 40,958       $890,641     $931,599
                                      ========       ========     ========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                            $   --         $  9,684     $  9,684
Lessee rental deposits                      55            761          816
Accrued post-dissolution
  expenses                              15,954        220,046      236,000
                                      --------       --------     --------

    Total liabilities                   16,009        230,491      246,500

Total partners' equity                  24,949        660,150      685,099
                                      --------       --------     --------

                                      $ 40,958       $890,641     $931,599
                                      ========       ========     ========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2001
                                   (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                        Partners    Partners        Total
                                      -----------  -----------   ----------
Revenue:
  Lease income                          $    --      $  10,422    $  10,422
  Interest income                            --          2,252        2,252
  Gain on sale of Diverted assets          24,508      338,042      362,550
                                        ---------    ---------    ---------

                                           24,508      350,716      375,224
                                        ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                           5,398       74,451       79,849
  Professional fees                           746       10,668       11,414
  Other operating expenses                    120        1,646        1,766
  Credit for lease losses                     (25)        (350)        (375)
                                        ---------    ---------    ---------

                                            6,239       86,415       92,654
                                        ---------    ---------    ---------

Net income                              $  18,269    $ 264,301    $ 282,570
                                        =========    =========    =========

Net income - General Partner            $     183    $   2,643    $   2,826
                                        =========    =========    =========

Net income - Limited Partners           $  18,086    $ 261,658    $ 279,744
                                        =========    =========    =========

Net income per limited
   partnership unit                     $    3.55    $    3.72
                                        ---------    ---------

Weighted average number of limited
   partnership units outstanding            5,100       70,396
                                        =========    =========


                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $      64    $   3,816    $   3,880
  Interest income                          142       24,000       24,142
                                     ---------    ---------    ---------

                                           206       27,816       28,022
                                     ---------    ---------    ---------
Expenses:
  General Partner's expense
    reimbursement                        7,549       99,400      106,949
  Professional fees                        838       11,871       12,709
  Other operating expenses                 598        8,250        8,848
  Credit for lease losses                 (143)      (7,980)      (8,123)
                                     ---------    ---------    ---------

                                         8,842      111,541      120,383
                                     ---------    ---------    ---------

Net loss                             $  (8,636)   $ (83,725)   $ (92,361)
                                     =========    =========    =========

Net loss - General Partner           $     (86)   $    (837)   $    (923)
                                     =========    =========    =========

Net loss - Limited Partners          $  (8,550)   $ (82,888)   $ (91,438)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (1.68)   $   (1.18)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding         5,100       70,396
                                     =========    =========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2001
                                   (Unaudited)


                                         Liquidating  Continuing
                                           Limited     Limited
                                           Partners    Partners         Total
                                         -----------  -----------    ----------

Revenue:
  Lease income                             $    --      $  12,789    $  12,789
  Interest income                                258        8,005        8,263
  Gain on sale of Diverted assets             24,508      338,042      362,550
                                           ---------    ---------    ---------

                                              24,766      358,836      383,602
                                           ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                             12,414      171,222      183,636
  Professional fees                            1,220       18,891       20,111
  Other operating expenses                       463        6,379        6,842
  Credit for lease losses                       (199)     (13,141)     (13,340)
                                           ---------    ---------    ---------

                                              13,898      183,351      197,249
                                           ---------    ---------    ---------

Net income                                 $  10,868    $ 175,485    $ 186,353
                                           =========    =========    =========

Net income - General Partner               $     109    $   1,755    $   1,864
                                           =========    =========    =========

Net income - Limited Partners              $  10,759    $ 173,730    $ 184,489
                                           =========    =========    =========

Net income per limited
   partnership unit                        $    2.11    $    2.47
                                           =========    =========

Weighted average number of limited
   partnership units outstanding               5,100       70,396
                                           =========    =========


                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners          Total
                                      -----------    -----------      ---------
Revenue:
  Lease income                          $      64      $   8,528      $   8,592
  Interest income                             497         47,450         47,947
                                        ---------      ---------      ---------

                                              561         55,978         56,539
                                        ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                          21,456        295,683        317,139
  Professional fees                         1,503         26,486         27,989
  Other operating expenses                    853         12,235         13,088
  Credit for lease losses                    (752)       (19,377)       (20,129)
                                        ---------      ---------      ---------

                                           23,060        315,027        338,087
                                        ---------      ---------      ---------

Net loss                                $ (22,499)     $(259,049)     $(281,548)
                                        =========      =========      =========

Net loss - General Partner              $    (225)     $  (2,590)     $  (2,815)
                                        =========      =========      =========

Net loss - Limited Partners             $ (22,274)     $(256,459)     $(278,733)
                                        =========      =========      =========

Net loss per limited
   partnership unit                     $   (4.37)     $   (3.64)
                                        =========      =========

Weighted average number of limited
   partnership units outstanding            5,100         70,396
                                        =========      =========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)





                                         Liquidating  Continuing
                              General      Limited     Limited       Total
                              Partner's   Partners'    Partners'   Partners'
                               Equity      Equity       Equity      Equity
                              ---------  -----------  ----------   ---------

Balance, December 31, 2000*   $   --      $ 24,949     $660,150     $685,099

  Net income                     1,864      10,759      173,730      186,353
  Allocation of General
    Partner's Equity            (1,864)        109        1,755         --
                              --------    --------     --------     --------

Balance, June 30, 2001        $   --      $ 35,817     $835,635     $871,452
                              ========    ========     ========     ========

* Balances are net of $16,899 and $299,892 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001
                                   (Unaudited)


                                          Liquidating   Continuing
                                            Limited      Limited
                                           Partners      Partners         Total
                                          -----------   -----------    -----------
Cash flows from operating activities:
  Net income                             $    10,868    $   175,485    $   186,353
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets          (24,508)      (338,042)      (362,550)
    Credit for lease losses                     (199)       (13,141)       (13,340)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        --           (9,684)        (9,684)
      Lessee rental deposits                     (55)          (761)          (816)
                                         -----------    -----------    -----------
                                             (13,894)      (186,143)      (200,037)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases                199         18,206         18,405
  Proceeds from sale of Diverted
    assets                                    29,872        412,028        441,900
                                         -----------    -----------    -----------
                                              30,071        430,234        460,305
                                         -----------    -----------    -----------

Net increase in cash and
  cash equivalents                            16,177        244,091        260,268
Cash and cash equivalents:
  Beginning of year                           35,594        811,590        847,184
                                         -----------    -----------    -----------
  End of second quarter                  $    51,771    $ 1,055,681    $ 1,107,452
                                         ===========    ===========    ===========



                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                          Liquidating   Continuing
                                            Limited      Limited
                                           Partners      Partners         Total
                                         ------------   -----------    -----------
Cash flows from operating activities:
  Net loss                               $   (22,499)   $  (259,049)   $  (281,548)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                     (752)       (19,377)       (20,129)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                          67          2,526          2,593
                                         -----------    -----------    -----------
                                             (23,184)      (275,900)      (299,084)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases                752        110,162        110,914
  Distribution of Diverted assets              2,808         38,727         41,535
                                         -----------    -----------    -----------
                                               3,560        148,889        152,449
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners          (34,842)    (1,123,951)    (1,158,793)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                           (54,466)    (1,250,962)    (1,305,428)
Cash and cash equivalents:
  Beginning of year                          101,971      2,152,997      2,254,968
                                         -----------    -----------    -----------
  End of second quarter                  $    47,505    $   902,035    $   949,540
                                         ===========    ===========    ===========




                 See accompanying notes to financial statements

                     DATRONIC EQUIPMENT INCOME FUND XX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)




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

Since January 1, 1997, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed sometime after mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

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

NOTE 3 - GAIN ON SALE OF DIVERTED ASSETS:

The Partnership's gain on sale of Diverted Assets of $362,550 represents its share of the June 30, 2001 cash balance of DRC Partnership Fund Inc. (Fund Inc.) in excess of its book value thereof. On June 12, 2001, the Southwick Office Centre was sold for $15 million. After payment of sales commissions and other closing costs of $456,654 net proceeds of $14,543,346 were received by Fund Inc. for the benefit of the Partnerships. Additionally, Fund Inc. held $1,415,485 of cash previously generated by the operations of the Southwick Office Centre. The Partnership's interest in these amounts is $441,900 (2.8%) and is included in "Cash and cash equivalents" at June 30, 2001. The Partnership's book value of Diverted Assets was $79,350.

NOTE 4 - LITIGATION:

During May of 2001, Edumund J. Lopinski, Jr., acting as his own attorney and who is presently incarcerated at the Marion Federal Correctional Institution in Marion, Illinois, filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgement entered against him (approximately $10 million) belongs to him. Attorneys for the Partnership believe that Mr. Lopinski's claims are without merit and will be vigorously defended.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through June 30, 2001. The discussion and analysis of results of operations is for the six month period ended June 30, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2001, Partnership cash and cash equivalents increased by $260,000. This increase is due to proceeds of $442,000 received from the sale of Southwick office building (see below) and cash receipts from collections on leases of $18,000, partially offset by cash used to pay operating expenses of $200,000.

On June 12, 2001, the general partner closed the sale of the Southwick Office Centre, the last remaining Diverted Asset, for $15 million. After payment of sales commissions and other closing costs the net proceeds for all Partnerships totaled approximately $14.5 million. The Partnership's share of net proceeds along with an additional $1.4 million held by DRC Partnership Fund, Inc. are included in the Partnership's June 30, 2001 balance sheet as "Cash and cash equivalents". The Partnership's 2.8% share is $442,000.

The Partnership's source of future liquidity will come from its cash-on-hand. After the cost of liquidating the Partnership has been funded, all remaining known liabilities of the Partnership have been satisfied and reserves have been provided for future contingent Partnership liabilities, all remaining cash will be distributed to the Limited Partners. The general partner expects this final distribution to occur sometime in the fourth quarter 2001.

The general partner expects to utilize $236,000 to pay for Partnership liquidation activities. This amount is reflected on the Partnership's June 30, 2001 balance sheet as "Accrued post-dissolution expenses". The liquidation activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete all other such tasks as are necessary to conclude the Partnership's affairs. In accordance with the limited partnership agreement, as amended, the general partner also expects to set aside up to $296,000 to provide for any uninsured, currently unasserted claims that might arise from the operations or final liquidation of the Partnership.

Results of Operations

The Partnership had net income of $283,000 and $186,000 for the three and six months ended June 30, 2001. This compares to net losses of $92,000 and $282,000 for the corresponding periods ended June 30, 2000. The increase in net income for the three month period is primarily attributable to the $363,000 gain on the sale of the Southwick office building recorded in June of 2001 as well as an approximate $27,000 reduction in the general partner's expense reimbursement. The increase in net income for the six month period is primarily attributable to the aforementioned gain coupled with an approximate $134,000 reduction in the general partner's expense reimbursement. The decrease in the general partner's expense reimbursement is attributable to cost reductions associated with decreased partnership activities as well as a one time payment, in the first quarter of 2000, of $114,000 for insurance coverage through the final dissolution of the Partnership.

The Partnership no longer has an active lease portfolio. However, it does have $286,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

The majority of other income and expense categories have decreased compared to the second quarter 2000 because of an overall reduction in activity. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of claims made by Edmund J. Lopinski.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2001.





            DATRONIC EQUIPMENT INCOME FUND XX, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            ------------------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XX, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            ------------------------------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XX, L.P.